Form 10-Q
period 2006-06-30
Cowen Group, Inc.
filed 2006-08-24
CIK 1355007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-52048

Cowen Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1702964
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1221 Avenue of the Americas
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(646) 562-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2006 there were 15,000,000 shares of the registrant’s common stock outstanding.

Table of Contents

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
1. Unaudited Condensed Combined Financial Statements
Unaudited Condensed Combined Statements of Financial Condition
Unaudited Condensed Combined Statements of Operations
Unaudited Condensed Combined Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 - Formation of Cowen Group, Inc. and Basis of Presentation
Note 2 - Summary of Significant Accounting Policies
Note 3 - Recent Accounting Pronouncements
Note 4 - Exchange Memberships
Note 5 - Commitments, Contingencies and Guarantees
Note 6 - Related Party Transactions
Note 7 - Stock-based Compensation
Note 8 - Regulatory Requirements
Note 9 - Subsequent Events
Note 10 - Pro Forma Condensed Combined Statement of Financial Condition
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
3. Quantitative and Qualitative Disclosures About Market Risk
4. Controls and Procedures

PART II. OTHER INFORMATION
1. Legal Proceedings
1A. Risk Factors
2. Unregistered Sales of Equity Securities and Use of Proceeds
3. Defaults Upon Senior Securities
4. Submission of Matters to a Vote of Security Holders
5. Other Information
6. Exhibits

SIGNATURES

EXHIBIT INDEX
EXHIBIT 3.1	Amended and Restated Certificate of Incorporation
EXHIBIT 3.2	Amended and Restated Bylaws
EXHIBIT 4.1	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc.
EXHIBIT 10.1	Separation Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.
EXHIBIT 10.2	Tax Matters Agreement among SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.
EXHIBIT 10.3	Fully Disclosed Clearing Agreement between Cowen and Company, LLC and SG Americas Securities, LLC
EXHIBIT 10.4	Indemnification Agreement among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Group, Inc.
EXHIBIT 10.5	Employee Matters Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.
EXHIBIT 10.6	Transition Services Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.
EXHIBIT 10.7	Escrow Agreement among SG Americas Securities Holdings, Inc., Cowen and Company, LLC, Cowen Group, Inc. and the escrow agent
EXHIBIT 31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
EXHIBIT 31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
EXHIBIT 32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (which is being “furnished” rather filed with the Securities and Exchange Commission)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under “Management’s Discussion and Analysis of Financial Condition and Results of  Operations” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person  assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not  rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward looking statements after the date of this filing to conform our prior statements to actual results or revised  expectations.

There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, the following:

•              deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•     substantial fluctuations in our financial results;

•     our ability to retain our senior professionals;  pricing and other competitive pressures;

•     changes in laws and regulations and industry practices that adversely affect our sales and trading business;
       incurrence of losses in the future;

•     the singular nature of our capital markets and strategic advisory engagements; competition from larger firms;

•     larger and more frequent capital commitments in our trading and underwriting businesses; limitations on our access to capital;

•     malfunctioning or failure in our operations and infrastructure;

•     strategic investments or acquisitions and joint venture or our entry into new business areas;

•     our ability to make, on a timely or cost effective basis, the changes necessary to operate effectively as an independent company;

•     our ability to adequately perform oversight or control functions that have been performed in the past by Société
       Générale; and

•                    increased costs due to our becoming a public company separate from Société Générale.

Subsequent to June 30, 2006, Cowen Group, Inc. (together with its subsidiaries, the “Company”) completed its initial public offering (“IPO”) and separation from Société Générale. In connection with the separation and IPO, the following events occurred:

•     Société Générale sold 11,517,392 shares of the Company’s common stock;

•     the Company issued 2,100,000 shares of restricted stock and granted options to purchase 1,125,000 shares of common stock to certain of its senior employees;

•     the Company returned capital to Société Générale of $180.3 million;

•     the Company deposited $72.3 million into an escrow account to fund certain liabilities related to pre-offering litigation matters (subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced by $22.5 million; this amount will be returned to SG Americas
       Securities Holdings, Inc.);

•     the Company transferred certain other assets and liabilities to Société Générale; and

•     the Company made payments to certain employees in connection with the termination of certain deferred compensation plans.

For a more detailed discussion of the separation and related transactions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Separation from Société Générale.

The Unaudited Condensed Combined Financial Statements for the six months ended June 30, 2006 and 2005 relate to the periods prior to the IPO, the Company’s separation from Société Générale and the completion of the related transactions.

Cowen Group, Inc.

Unaudited Condensed Combined Statements of Financial Condition

June 30, 2006 and December 31, 2005

			Pro Forma
	June 30,	December 31,	June 30, 2006
	2006	2005	(see Note 9)
	(dollars in thousands)
Assets
Cash and cash equivalents	$6,590	$2,150	$6,590
Restricted cash pursuant to escrow agreement	—	—	49,816
Cash segregated under Federal or other regulations	—	1,107	—
Securities owned, at fair value	261,704	220,086	261,704
Securities purchased under agreements to resell with related party	371,335	410,981	119,488
Receivable from brokers, dealers and clearing brokers (related party balances of $20,797 and $25,635 at June 30, 2006 and December 31, 2005, respectively)	21,278	25,849	21,278
Corporate finance and syndicate receivables	20,369	16,120	20,369
Insurance claims receivable	—	5,316	—
Due from affiliates	1,065	568	1,065
Exchange memberships	817	8,167	817
Furniture, fixtures, equipment and leasehold improvements, net	7,829	3,223	7,829
Goodwill	50,000	50,000	50,000
Other assets	48,903	41,772	9,025
Total assets	$789,890	$785,339	$547,981
Liabilities and Group Equity
Liabilities
Bank overdrafts	$1,859	$1,581	$1,859
Securities sold, not yet purchased, at fair value	165,225	143,223	165,225
Payable to brokers, dealers and clearing brokers (related party balances of $18,322 and $9,010 at June 30, 2006 and December 31, 2005, respectively)	18,322	15,376	18,322
Employee compensation and benefits payable	122,725	156,924	69,577
Legal reserves and legal expenses payable	50,177	78,732	50,177
Accounts payable, accrued expenses and other liabilities (related party balances of $24,902 and $5,615 at June 30, 2006 and December 31, 2005, respectively)	35,821	15,552	35,821
Total liabilities	394,129	411,388	340,981
Group equity	395,761	373,951	207,000
Total liabilities and group equity	$789,890	$785,339	$547,981

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Cowen Group, Inc.

Unaudited Condensed Combined Statements of Operations

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(dollars in thousands)
Revenues
Investment banking	$39,477	$18,800	$92,916	$55,179
Commissions	22,109	22,296	46,224	46,526
Principal transactions	15,368	7,071	34,780	23,674
Interest and dividend income (related party balances of $4,565 and $2,681 for the three months ended June 30, 2006 and 2005, respectively, and $9,121 and $5,000 for the six months ended June 30, 2006 and 2005, respectively)	5,510	3,939	11,655	7,635
Other	1,153	1,374	1,835	2,738
Total revenues	83,617	53,480	187,410	135,752
Expenses
Employee compensation and benefits	48,838	29,673	111,576	75,182
Floor brokerage and trade execution (related party balances of $2,304 and $2,024 for the three months ended June 30, 2006 and 2005, respectively, and $4,431 and $4,223 for the six months ended June 30, 2006 and 2005, respectively)	2,760	2,363	5,226	5,110
Service fees, net (related party balances of $1,730 and $4,040 for the three months ended June 30, 2006 and 2005, respectively, and $4,080 and $8,611 for the six months ended June 30, 2006 and 2005, respectively)	4,663	4,351	9,619	9,193
Communications	6,104	6,075	12,086	11,744
Occupancy and equipment (related party balances of $4,306 and $2,952 for the three months ended June 30, 2006 and 2005, respectively, and $6,770 and $6,136 for the six months ended June 30, 2006 and 2005, respectively)	4,513	3,632	8,735	7,652
Marketing and business development	3,287	3,093	6,190	5,867
Litigation and related costs	864	590	1,907	1,082
Depreciation and amortization	519	373	994	753
Interest	177	101	404	275
Other	5,972	5,267	11,269	10,589
Total expenses	77,697	55,518	168,006	127,447
Operating income (loss)	5,920	(2,038)	19,404	8,305
Gain on exchange memberships	—	—	24,832	—
Income (loss) before income taxes	5,920	(2,038)	44,236	8,305
Provision (benefit) for income taxes	345	(59)	2,121	723
Net income (loss)	$5,575	$(1,979)	$42,115	$7,582

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Cowen Group, Inc.

Unaudited Condensed Combined Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities
Net income	$42,115	$7,582
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of exchange memberships	(24,832)	—
Stock-based compensation	92	34
Depreciation and amortization	994	753
Income taxes	2,121	723
(Increase) decrease in operating assets:
Cash segregated under Federal and other regulations	1,107	(284)
Securities owned, at fair value	(41,618)	42,955
Securities purchased under agreement to resell with related party	39,646	34,421
Receivable from brokers, dealers and clearing brokers	4,571	(901)
Corporate finance and syndicate receivables	(4,249)	5,066
Insurance claims receivable	5,316	21,070
Due from affiliates	(497)	10,322
Other assets	(7,131)	(3,384)
Increase (decrease) in operating liabilities:
Bank overdrafts	278	(1,668)
Securities sold, not yet purchased, at fair value	22,002	(18,651)
Payable to brokers, dealers and clearing brokers	2,946	(5,050)
Employee compensation and benefits payable	(34,199)	(58,587)
Legal reserves and legal expenses payable	(25,329)	(28,845)
Accounts payable, accrued expenses and other liabilities	20,270	740
Net cash provided by operating activities	3,603	6,296
Cash flows from investing activities
Purchase of exchange memberships	—	(14)
Proceeds from the transfer or sale of fixed assets	—	22
Purchase of fixed assets	(5,600)	(390)
Net cash used in investing activities	(5,600)	(382)
Cash flows from financing activities
Payments related to retail brokerage business not conducted by the Company (see Note 1)	(5,043)	(7,498)
Capital contribution, net	11,480	1,729
Net cash provided by (used in) financing activities	6,437	(5,769)
Net increase in cash and cash equivalents	4,440	145
Cash and cash equivalents
Beginning of period	2,150	1,980
End of period	$6,590	$2,125
Supplemental disclosure of non-cash flow information
Transfer to SGASH of consideration from NYSE merger with Archipelago	$32,182	$—

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Cowen Group, Inc.

Notes to the Unaudited Condensed Combined Statements, continued

1. Formation of Cowen Group, Inc. and Basis of Presentation

Cowen Group, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware during February 2006, with 100 shares of common stock $0.01 par value issued, in preparation for the initial public offering (“IPO”) of its common stock, which occurred on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. (“SGASH”). SGASH is a wholly-owned subsidiary of SG Americas, Inc. (“SGAI”), which in turn is a wholly-owned subsidiary of Société Générale. The Company is operated and managed on an integrated basis as a single operating segment and provides research, institutional sales and trading and investment banking services to its clients.

Immediately prior to the completion of the IPO, in exchange for shares of the Company’s common stock, SGASH transferred to the Company all of its interest in the investment banking, research and institutional sales and trading businesses which comprised Cowen and Company, LLC (“Cowen and Company” or “Cowen”) and Cowen International Limited (“CIL”), both wholly-owned subsidiaries of SGASH prior to the IPO. See Note 9 for a description of other transactions entered into with Société Générale and its subsidiaries in conjunction with the IPO.

Cowen and Company, a Delaware single member limited liability company, is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, primarily in the United States. Cowen and Company’s predecessor was SG Cowen Securities Corporation (“SGCSC”). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC and SG Americas Securities, LLC (“SGAS”). Cowen and Company clears its securities transactions on a fully disclosed basis through its clearing broker, SGAS, and does not carry customer funds or securities.

CIL, a corporation formed under the laws of England and Wales, is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, primarily in Europe. CIL’s predecessors were SG London Securities Limited and SG London Branch.

Basis of Presentation

These Unaudited Condensed Combined Financial Statements, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Combined Statements of Financial Condition, Operations and Cash Flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Condensed Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements and accompanying notes for the years ended December 31, 2005, 2004 and 2003 included in the Company’s S-1 Registration Statement.

The Unaudited Condensed Combined Financial Statements have been prepared as if the Company had been a standalone entity for the periods presented. The Unaudited Condensed Combined Financial Statements have also been prepared assuming that the transactions described above were consummated prior to the periods presented.

The Unaudited Condensed Combined Financial Statements include the carve-out accounts of Cowen and Company and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and Company and CIL. The unaudited condensed combined financial information included herein may not necessarily be indicative of the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented.

Cowen Group, Inc.

Notes to the Unaudited Condensed Combined Statements, continued

The Combined Statements of Operations do not include litigation expenses incurred by the Company in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by the Company. As the successor of the named party in the litigation, the Company recognizes the legal reserves related to this matter in the Combined Statements of Financial Condition and cash flows related to this matter as financing activities in the Combined Statements of Cash Flows. See Note 9 for a description of certain agreements that will govern the responsibilities of the Company and Société Générale regarding this matter.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Prior to January 1, 2006, the Company accounted for stock-based awards issued by Société Générale under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, which requires that compensation be measured by the quoted market price of stock at the measurement date less the amount that the employee is required to pay. The Company has recognized compensation expense for these awards of $0.02 million and $0.03 million, respectively, for the three and six months ended June 30, 2005.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock incentive plans for the three and six months ended June 30, 2005. The compensation expense for stock options disclosed under the fair value method is not shown net of any tax effects as the Company has not taken any tax deductions for awards exercised by its employees.

	Three months	Six months
	ended June 30,	ended June 30,
(Dollar amounts in thousands)	2005	2005
Net (loss) income, as reported	$(1,979)	$7,582
Add: Stock-based employee compensation expense included in reported net (loss) income	16	34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(72)	(159)
Pro forma net (loss) income	$(2,035)	$7,457

When the Company adopted SFAS No. 123(R) on January 1, 2006, the modified prospective transition method was used. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock-based compensation is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. All unvested stock-based awards vested on April 22, 2006, and accordingly, estimated forfeitures with respect to these awards were deemed to be zero. Therefore, no adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary in the preparation of these Unaudited Condensed Combined Financial

Cowen Group, Inc.

Notes to the Unaudited Condensed Combined Statements, continued

Statements. The Company has recognized compensation expense for these awards of $0.04 million and $0.1 million, respectively, for the three and six months ended June 30, 2006.

3. Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to voluntary changes in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for longlived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s condensed combined financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on the Company’s condensed combined financial statements.

4. Exchange Memberships

Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment in value of the Company’s exchange memberships occurred in 2006 or 2005. The fair value of the exchange memberships was approximately $2.4 million and $27.0 million at June 30, 2006 and December 31, 2005, respectively.

As of December 31, 2005, the Company owned seven New York Stock Exchange (“NYSE”) memberships with a carrying value at that time of $7.3 million. On March 7, 2006 the NYSE merger with Archipelago Holdings, Inc. (the “Merger”) was consummated and each membership holder received cash and shares of NYSE Group common stock. Upon our receipt of the cash and shares, the trading rights conferred by our memberships were cancelled. The Company recorded a gain of $24.8 million as a result of the merger, which is included in Gain on exchange memberships in the Unaudited Condensed Combined Statements of Operations. The Company directed its interests from the Merger to SGASH.

5. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to numerous litigation and regulatory matters, including securities class action lawsuits. See Note 9 for a description of certain agreements that are expected to govern the responsibilities of the Company and Société Générale regarding these matters.

Cowen Group, Inc.

Notes to the Unaudited Condensed Combined Statements, continued

Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of June 30, 2006 and December 31, 2005. The Company believes that the eventual outcome of the actions against it, including the matters described below, will not in the aggregate, have a material adverse effect on its combined financial position or cash flows, but may be material to its combined operating results for any particular period, depending on the level of the Company’s combined operating results for such period.

Following are summaries of the Company’s most significant pending legal and regulatory matters at June 30, 2006.

In January 2002, Cowen learned that Frank Gruttadauria (‘‘Gruttadauria’’), a former employee of SGCSC’s retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including Cowen. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against Cowen arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. Cowen cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. Cowen has also reached settlements with the vast majority of former customers, and has arbitrated several other customers’ claims. Cowen is attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against Cowen in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s misconduct. The parties have resolved this separate matter in a settlement agreement signed subsequent to June 30, 2006, and this settlement will be subject to the indemnification agreement among Société Générale and the Company.

Cowen is one of several defendants named in lawsuits arising out of the accounting fraud that caused the collapse of Lernout & Hauspie Speech Products, N.V. (‘‘L&H’’), a former investment banking client of Cowen:

•                    In one lawsuit, which is pending in federal court in Boston, the Trustee of the Dictaphone Litigation Trust has alleged that Cowen had made material misrepresentations to Dictaphone while Cowen was a financial advisor to L&H on its acquisition of Dictaphone, and published materially misleading research on L&H, in violation of various federal and state laws. The district court has granted Cowen’s motion to dismiss the amended complaint which sought more than $900 million in damages. The plaintiff has filed an appeal of that decision, and the oral argument before the First Circuit Court of Appeals is scheduled for September 13, 2006.

•                    In another lawsuit relating to L&H, which is pending in federal court in New Jersey, short-sellers of L&H stock allege that Cowen participated in a scheme to artificially inflate L&H’s stock price through Cowen’s role as underwriter and adviser for L&H on several acquisitions and Cowen’s published research on L&H in which Cowen recommended the stock as a “buy”, and that this conduct was in violation of federal securities laws and state common law. The Court did not grant Cowen’s motion to dismiss the complaint. Cowen subsequently filed an answer denying liability, and discovery is ongoing.

Cowen is one of many financial institutions and corporations named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, which is pending in federal court in Manhattan and relates to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that a number of financial institutions that were underwriters of initial public offerings, including Cowen, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, and thereby inflated the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify certain “focus” cases as class actions. Cowen is a named defendant in four of these “focus” cases. Cowen

Cowen Group, Inc.

Notes to the Unaudited Condensed Combined Statements, continued

appealed the class certification decision to the Second Circuit Court of Appeals, which heard oral argument on June 6, 2006. In the meantime, discovery is ongoing in the “focus” cases.

Cowen and other underwriters are defendants in two separate, but related, antitrust actions alleging that the underwriter defendants conspired to fix initial public offering underwriting fees at 7%. In the case brought by individual shareholders, plaintiffs’ damages claims have been dismissed by the district court, but their claims for injunctive relief remain pending. In the related case filed by issuers, where the damages are unspecified, the district court has denied the defendants’ motion to dismiss. On April 18, 2006, the court denied the issuer plaintiffs motion for class certification and ordered further briefing on the investor plaintiffs’ motion for class certification. The plaintiffs have also filed a joint motion for summary judgment on liability and a motion for leave to amend the Consolidated Class Action Complaint. Cowen intends to oppose those motions, but the district court has extended the deadline for defendants’ opposition papers until 30 days after the rulings on class certification. It is too early to assess the outcome of these motions.

Cowen is a named defendant in several litigations arising out of the fraud, disclosed in March 2002, committed by members of the Rigas family, which controlled Adelphia Communications, a cable company that filed for bankruptcy in June 2002. As detailed in the pleadings, the Rigas family allegedly took advantage of certain loans, or “co-borrowing facilities,” which allowed the family to borrow more than $3 billion for their private use for which Adelphia was responsible to repay. Cowen, which was a member of the underwriting syndicates (but not a lead manager), is a defendant in four actions arising out of those offerings, all of which are pending before the United States District Court for the Southern District of New York. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws. The district court granted Cowen’s motion to dismiss in the Adelphia Class Action. Thereafter, the underwriter defendants reached a settlement with the plaintiffs. On June 15, 2006, the district court preliminarily approved the settlement, and a fairness hearing on the settlement has been scheduled for November 10, 2006. If the settlement is ultimately approved, Cowen’s share of the settlement will be approximately $1.7 million (which is covered by the indemnification agreement between Société Générale and Cowen). The court also has granted in part and denied in part motions to dismiss filed by various defendants, including Cowen, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in Cowen’s motions in these cases. In addition, in August 2005 the district court denied Cowen’s motion to dismiss based on Huff’s lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit Court of Appeals of that ruling. In addition to the cases in which Cowen has been named as a defendant, Cowen may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in three other cases involving the Adelphia securities offerings in which Cowen participated.

Cowen is also one of many defendants in two related adversary proceedings filed in the Adelphia Bankruptcy Proceeding, which is pending in the U.S. Bankruptcy Court for the Southern District of New York. These adversary proceedings were filed by the Official Committee of Unsecured creditors and the Official Committee of Equity Security Holders (the “Committees”). Both of these cases raise a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia Securities Class Action and other cases described above. With respect to Cowen and other investment banks, the complaints taken together set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. The Committees seek more than $5 billion in damages from all defendants and ask for $5.2 billion of company debt to be frozen until the creditors are paid. On August 30, 2005, the bankruptcy court ruled that the two Committees have standing to prosecute the adversary proceedings, but has not ruled on the various motions to dismiss that are pending, including motions filed by Cowen. On February 9, 2006, the district court withdrew the reference from the bankruptcy court so that after the bankruptcy court rules on the pending motions, the cases will proceed before the district court.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

Cowen has been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama for the involvement of the predecessor of Cowen as one of the managing underwriters for certain HealthSouth Corporation private placements. The complaint alleges that the offering materials for each private placement were deficient, in violation of federal securities laws, by failing to disclose HealthSouth’s subsequently revealed accounting irregularities. The predecessor company to Cowen participated as an ‘‘initial purchaser’’ in only one of the private placements at issue—the March 1998 private placement of $567.75 million principal amount of 31.4% Convertible Subordinated Debentures due 2003. On June 8, 2006, the district court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against Cowen). The dismissal is not yet a “final” judgment from which an appeal may be taken by plaintiffs.

Cowen is one of several named defendants in a putative securities class action filed by plaintiffs in the United States District Court for the District of New Jersey seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the December 2004 initial public offering of Arbinet-thexchange, an electronic marketplace for trading, routing and settling telecommunications capacity. The lawsuit, In re: Arbinet-thexchange, Inc., alleges that these misrepresentations and omissions inflated the price of Arbinet’s securities and that following disclosure in May and June 2005 of the true state of Arbinet’s market and its business, Arbinet’s securities lost more than 60% of their value. The underwriter defendants have filed a motion to dismiss the complaint, and the briefing process is still underway.

Cowen is one of three underwriter defendants in a lawsuit filed by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices, in the District Court of Travis County, Texas, on May 24, 2006. The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which was led by Cowen (with 42% of the offering), purposely under priced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients, who shared their profits with the underwriters either directly or through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified.

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against Cowen in San Francisco Superior Court. Plaintiffs allege that Cowen negligently rendered a fairness opinion in 1998 in connection with the acquisition of plaintiffs’ businesses (Orange Coast Managed Care Services and St. Joseph Medical Corporation) by FPA Medical Management, Inc. According to the Complaint, plaintiffs received restricted FPA stock as consideration in the sale, and shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. Although the damages are not clearly specified in the Complaint, it appears that the plaintiffs may be seeking approximately $40 million. On August 14, Cowen removed the case to United States District Court for the Northern District of California. On August 17, 2006 Cowen filed a motion to dismiss the complaint.

The SEC has conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS, which was formerly an affiliate of Cowen), who was terminated by Cowen in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. The trading activity at issue involved private placements in public equity, or so-called ‘‘PIPE’s.’’ Cowen received a Wells Notice in July 2004, and submitted a response in August 2004. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

Based on information voluntarily disclosed to regulators by Cowen, the SEC and NYSE are conducting informal inquiries that appear to be focused principally on certain conduct of a research salesperson who was terminated by Cowen in late 2004. The employee was discharged after Cowen discovered that the employee had sought and obtained access to sensitive information about a company, shared such information with certain of his clients and others, and made investment recommendations to clients in part on the basis of that information. Cowen is

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

cooperating fully with this continuing investigation. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction related to this matter, Cowen will not be indemnified by Société Générale.

Cowen has provided various data and information to the NASD in response to its request for information as part of an industry-wide “sweep” relating to Cowen’s gifts, gratuities and entertainment policies, practices, and procedures. In addition, Cowen has also received a subpoena for documents and information from the SEC, and additional requests for information from the NASD, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of the firm’s error accounts primarily involving an unaffiliated mutual fund company. Cowen is cooperating fully with these continuing investigations. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction related to this matter, it will not be indemnified by Société Générale.

Cowen received a request for documents and information from the SEC’s Office of Compliance Inspections and Examinations seeking documents and certain financial and other information concerning, among other things, Cowen’s various trading desks, institutional sales team and internal accounts, including error accounts. Cowen is cooperating fully with this inquiry. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction related to this matter, Cowen will not be indemnified by Société Générale.

Cowen has received a request for data and information from the NYSE as part of an industry-wide ‘‘sweep’’ relating to prospectus delivery procedures for new issues and mutual funds. Cowen has provided periodic reports to the NYSE concerning its progress in responding to their request and will continue to cooperate fully with this continuing inquiry. Cowen will be indemnified in part against any liabilities, including legal fees that arise out of any future litigation or the pending regulatory investigation relating to this matter.

Lease commitments

The Company’s headquarters is located in New York and other offices are located in Boston, San Francisco, Cleveland, Denver, London and Geneva. Certain office space is leased under operating lease and sub-lease agreements that extend up to 2017. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five year extension option which would allow the Company to extend the lease through November 30, 2019.

                As of June 30, 2006, the Company had the following minimum annual lease commitments related to these agreements:

(dollar amounts in thousands)	Minimum Lease Payments
2006	$4,414
2007	8,866
2008	8,981
2009	9,284
2010	9,395
Thereafter	29,780
$70,720

Rent expense was $2.5 and $2.3 for the three months ended June 30, 2006 and 2005, respectively and $5.1 and $4.7 for the six months ended June 30, 2006 and 2005, respectively.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

Guarantees

The Company has outsourced certain information technology services to Hewlett-Packard Company and Savvis Communications Corporation. The agreements are in place until 2010. As of June 30, 2006, the Company’s annual minimum guaranteed payments under these agreements are as follows:

(dollar amounts in thousands)	Minimum Guaranteed Payments
2006	$4,666
2007	9,406
2008	9,295
2009	9,103
2010	3,839
$36,309

The Company applies the provisions of the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others (“FIN 45”) which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing broker without limit for any losses incurred due to the counterparty’s failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Combined Statements of Financial Condition for these arrangements.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

6. Related Party Transactions

Balances with affiliated companies at June 30, 2006 and December 31, 2005, respectively, are included in the Unaudited Condensed Combined Financial Statements under the following captions:

(Dollar amounts in thousands)	June 30, 2006	December 31, 2005
Assets
Cash	$1	$303
Securities purchased under agreements to resell	371,335	410,981
Receivable from brokers, dealers and clearing brokers	20,797	25,635
Due from affiliates	1,065	568
Other assets	117	1,629
Total assets	393,315	439,116

Liabilities
Payable to brokers, dealers and clearing brokers	18,322	9,010
Accounts payable, accrued expenses and other liabilities	24,902	5,615
Total liabilities	43,224	14,625
Total net assets	$350,091	$424,491

The Company’s excess cash was, through the date of the IPO, invested in securities purchased under agreements to resell (reverse repurchase agreements, or “reverse repos”) with the New York branch of Société Générale (“SGNY”). These reverse repos were collateralized by U.S. government and agency obligations, were monitored daily for credit exposure and were payable on demand.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

Revenues earned from and expenses incurred with affiliated companies for the three and six-month periods ended June 30, 2006 and 2005 are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollar amounts in thousands)	2006	2005	2006	2005
Revenues
Interest and dividend income	$4,565	$2,681	$9,121	$5,000
Other	533	1,360	1,064	2,724
Total revenues	5,098	4,041	10,185	7,724

Expenses

Floor brokerage and trade execution	2,304	2,024	4,431	4,223
Service fees, net	1,730	4,040	4,080	8,611
Occupancy and equipment	4,306	2,952	6,770	6,136
Interest expense	46	145	14
Other, net	69	104	(69)	189
Total expenses	8,455	9,120	15,357	19,173
Total, net	$(3,357)	$(5,079)	$(5,172)	$(11,449)

Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily result from securities transactions and administrative services.

Pursuant to service agreements with certain affiliates, the Company receives fees related to portfolio, investment and administration services that are provided in connection with the management of certain assets. These fees are included in Other revenue on the Unaudited Condensed Combined Statements of Operations. The Company clears its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in Floor brokerage and trade execution on the Unaudited Condensed Combined Statements of Operations.

Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $1.5 million and $3.9 million during the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $8.4 million during the six month periods ended June 30, 2006 and 2005. In addition, the Company incurred expenses of approximately $0.3 million and $0.4 million with an affiliated company for certain presentation center services provided during the three months ended June 30, 2006 and 2005, respectively, and $0.6 million and $0.8 million during the six month periods ended June 30, 2006 and 2005. These expenses are included in Service fees on the Unaudited Condensed Combined Statements of Operations, net of approximately $0.1 million and $0.3 million of fees earned related to presentation center and library services provided by the Company to SGAI during the three month periods ended June 30, 2006 and 2005, respectively and $0.2 million and $0.6 million during the six months ended June 30, 2006 and 2005 respectively.

Certain costs and services, which include real estate, project management and premises and securities maintenance, are allocated to the Company by Société Générale and are reported in Occupancy and equipment on the Unaudited Condensed Combined Statements of Operations.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

As a member of the NYSE, the Company incurs a monthly membership fee based on the lesser of either a percentage of transaction volume or commissions earned through the exchange. NYSE membership fees for the three months ended June 30, 2006 and 2005 were $0.4 million and $0.4 million, respectively and $0.8 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. Pursuant to our clearing agreement with SGAS, a portion of these fees are recoverable. The recoverable portion of these fees totaled approximately $0.2 million for each of the three months ended June 30, 2006 and 2005 and approximately $0.4 million for each of the six months ended June 30, 2006 and 2005. The Company reports these exchange membership fees in Other expenses on the Unaudited Condensed Combined Statements of Operations, net of recoveries.

7. Stock-based Compensation

Société Générale historically granted certain employees of the Company options to purchase shares of Société Générale stock. Such options have been granted to employees of the Company with exercise prices equal to the average of the opening trading price of Société Générale shares on the Euronext Paris SA exchange during the 20 trading days prior to the date of grant. Generally, the options become exercisable upon the completion of a three year vesting period and expire seven years from the date of grant.

See Note 2 for a summary of the impact on reported net income had the Company recognized compensation expense for employee stock options pursuant to the fair-value method prescribed by SFAS No. 123, Accounting for StockBased Compensation for the three and six months ended June 30, 2006.

For the six months ended June 30, 2006, the following table summarizes Société Générale stock option activity related to the Company’s employees:

	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share(1)	Term	Value(2)

Balance outstanding at beginning of period	86,501	$67.28
Options granted	—	—
Options exercised	(58,742)	70.96
Options forfeited	—	—
Options expired	—	—
Balance outstanding at end of period	27,759	70.27	$3.5	2,132
Options exercisable end of period	27,759	70.27	$3.5	2,132

(1)             As Société Générale shares trade in Euros, average exercise price information for options exercised has been translated to U.S. dollars based on the rate of exchange in effect at the date of exercise. Average exercise price information for options outstanding at the beginning and the end of the period has been translated to U.S. dollars based on the rate of exchange in effect at June 30, 2006 and December 31, 2005, respectively.

(2)             Dollar amounts in thousands.

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 were $2.9 million and $4.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 were $0.01 million and $0.3 million, respectively. No options were granted by Société Générale to the Company’s employees during the three and six months ended June 30, 2006 and 2005, respectively.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

8. Regulatory Requirements

As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen’s required net capital, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2006, Cowen had net capital of approximately $209.9 million, which was approximately $208.9 million in excess of its net capital requirement of $1.0 million.

Effective April 26, 2004 and pursuant to an exemption under Rule 15c3-3(k)(2)(ii), Cowen is not required to calculate a reserve requirement and segregate funds for the benefit of customers since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker dealer which carries the accounts, maintains and preserves such books and records pertaining to them pursuant to Rules 17a-3 and 17a-4.

Proprietary assets of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen, if applicable.

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 30, 2006, CIL’s financial resources of approximately $4.0 million exceeded the minimum requirement of $3.1 million by approximately $0.9 million.

9. Subsequent Events

Subsequent to June 30, 2006, the Company completed its IPO and separation from Société Générale. In connection with the separation and IPO, the following events occurred:

•                     Société Générale sold 11,517,392 shares of the Company’s common stock;

•                     the Company issued 2,100,000 shares of restricted stock and granted options to purchase 1,125,000 shares of common stock to certain of its senior employees;

•                     the Company returned capital to Société Générale of $180.3 million;

•                     the Company deposited $72.3 million into an escrow account to fund certain liabilities related to pre-offering litigation matters (subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced by $22.5 million; this amount will be returned to SGASH);

•                     the Company transferred certain other assets and liabilities to Société Générale; and

•                     the Company made payments to certain employees in connection with the termination of certain deferred compensation plans.

For a more detailed discussion of the separation and related transactions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Separation from Société Générale.

The Unaudited Condensed Combined Financial Statements for the six months ended June 30, 2006 and 2005 relate to the periods prior to the IPO, the Company’s separation from Société Générale and the completion of the related transactions.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

Agreements Related to the Company’s Separation from Société Générale and Other Related Matters

In connection with the IPO, the Company entered into a Separation Agreement, an Indemnification Agreement and a number of other agreements with Société Générale for the purpose of accomplishing its separation from Société Générale, the transfer of the Cowen and Company and CIL businesses to the Company, the return of capital to SGASH, and various other matters regarding the separation and the IPO. The Separation Agreement and Indemnification Agreement were executed on July 11, 2006. The other agreements described below were executed on July 12, 2006. These agreements provide, among other things, for the allocation of employee benefits, tax and other liabilities and obligations attributable or related to periods or events prior to, in connection with and after the IPO.

The Separation Agreement provides that, as of July 18, 2006, the closing date of the IPO, the Company will retain or assume certain liabilities, and Société Générale will assume or retain certain liabilities. Liabilities retained or assumed by the Company include, among others, the following:

•                     liabilities reflected on (or that are of a nature or type that as of the separation date would have been reflected on) the Company’s Combined Statements of Financial Condition, except certain litigation and other items specifically addressed in the Separation Agreement;

•                     certain liabilities associated with those of the Company’s employees who have not signed a release in favor of Société Générale at the time of the IPO and all liabilities associated with the Company’s stock ownership and incentive compensation plans;

•                     the Company’s portion, determined in accordance with the Separation Agreement, of liabilities associated with certain contracts and accounts that it shares with Société Générale;

•                     liabilities associated with the breach of or failure to perform any of the Company’s obligations under certain agreements;

•                     certain other known and specified liabilities and all other liabilities expressly allocated to the Company under the Separation Agreement and the other agreements entered into in connection with the separation; and

•                     all other known and unknown liabilities (to the extent not specifically assumed by Société Générale) relating to, arising out of or resulting from the Company’s business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation.

Liabilities assumed or retained by Société Générale include, among others, the following:

•                     liabilities associated with the sale and transfer of Société Générale interests in the SG Merchant Banking Fund L.P. to a third party;

•                     Société Générale’s portion, determined in accordance with the Separation Agreement, of liabilities associated with certain contracts and accounts that it shares with the Company;

•                     liabilities associated with the breach of or failure to perform any of Société Générale’s obligations under certain agreements;

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

•                     liabilities arising from the operation of Société Générale’s business (excluding for such purposes businesses conducted by the Company), whether prior to, at or after the IPO;

•                     liabilities associated with certain businesses previously conducted by the Company, as specified in the Separation Agreement;

•                     certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company) that are asserted or threatened by such current or former employees against the Company in respect of any period prior to, on or

•                     after the date of separation;

•                     certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement (which is described below);

•                     certain other known and specified liabilities and all other liabilities expressly allocated to Société Générale under the Separation Agreement and the other agreements entered into in connection with the separation; and

•                     all other known and unknown liabilities relating to, arising out of or resulting from Société Générale’s business, assets, liabilities or any business or operations conducted by Société Générale and its subsidiaries (excluding the Company), at any time prior to, on or after the date of separation.

The Company entered into an Indemnification Agreement with Société Générale on July 11, 2006. Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against all liabilities specifically retained or assumed by the Company in the Separation Agreement, Indemnification Agreement or other transaction agreements, including those relating to, arising out of or resulting from:

•                     the failure by the Company to pay, perform or otherwise promptly discharge any liabilities allocated to it by the Separation Agreement, Indemnification Agreement or other transaction agreements;

•                     any breach by the Company of the Separation Agreement, Indemnification Agreement or other transaction agreements or its certificate of incorporation or by-laws; and

•                     any untrue statement of, or omission to state, a material fact contained in any registration statement or prospectus related to the IPO, except for specific information described below in connection with the indemnity obligation of Société Générale and certain other specified sections.

Société Générale will indemnify, and will defend and hold harmless the Company and each of its subsidiaries from and against all liabilities specifically assumed or retained by Société Générale in the Separation Agreement, Indemnification Agreement or other transaction agreements, including those relating to, arising out of or resulting from:

•                     Société Générale’s or any of its subsidiaries’ (other than the Company) failure to pay, perform or otherwise promptly discharge any liabilities allocated to Société Générale in the Separation Agreement, Indemnification Agreement or other transaction agreements;

•                     any breach by Société Générale or any of it subsidiaries (other than the Company or its subsidiaries) of the Separation Agreement, Indemnification Agreement or other transaction agreements; and

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

•                     any untrue statement of, or omission to state, a material fact contained in any registration statement or prospectus related to the IPO, to the extent, and only to the extent, that such untrue statement or omission was contained in or omitted from certain specified sections containing information furnished by or on behalf of Société Générale.

Société Générale will indemnify us for all known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

The effect of this indemnification on our combined results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by an Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense.

The Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent in connection with the IPO and related transactions. On July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters will be returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow.

The Company entered into an Employee Matters Agreement with Société Générale in connection with the IPO. The Employee Matters Agreement provides, among other things, for the allocation, between the Company and Société Générale, of responsibilities and liabilities for employees, employee compensation and benefit plans, programs, policies and arrangements following the transactions contemplated by the Separation Agreement. Such allocation includes the transfer to Société Générale of certain assets and liabilities associated with identified deferred compensation plans sponsored by Société Générale.

The Company entered into a Stockholders Agreement with SGASH in connection with the IPO. The Stockholders Agreement, among other agreements, governs SGASH’s right to appoint members of the board of directors of the Company, SGASH’s registration rights relating to shares of the Company’s common stock, if any, held by SGASH after the IPO and restrictions on SGASH’s ability to sell, transfer or otherwise convey shares of the common stock, if any, held by SGASH after the IPO. As of July 31, 2006 SGASH holds less than 10% of the Company’s common stock. As such, SGASH can no longer appoint members of the board of directors of the Company pursuant to the Stockholders Agreement.

The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Pursuant to the Transition Services Agreement, the Company has also agreed to provide Société Générale various services that have previously been provided by the Company to Société Générale, including library and merchant banking oversight services. Société Générale will provide services to the Company, including, facilities management, business continuity management, certain legal services and litigation management services and access to Société Générale data rooms and e-mail archives.

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

The Company entered into a Tax Matters Agreement with Société Générale in connection with the IPO. The Tax Matters Agreement includes a description of the Company’s continuing tax sharing arrangements with Société Générale relating to periods prior to the separation, and also allocates responsibility and benefits associated with the elections made in connection with the separation from Société Générale. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes. In connection with our separation from Société Générale, SGAI will retain the tax benefits of the Company’s net operating loss carryforwards.

On July 11, 2006 the Board of Directors of the Company approved the “Equity and Incentive Plan” pursuant to which the Company can offer employees, independent contractors and non-employee directors’ equity-based awards. 4,725,000 shares of common stock have been allocated for issuance under this plan. In connection with the IPO, the Company made equity awards of 2,100,000 shares of restricted stock and granted options to purchase 1,125,000 shares of common stock to certain of its senior employees.

The Board of Directors of the Company approved a return of capital distribution to SGASH concurrent with the Company’s IPO, which left the Company with initial stockholders’ equity of $207.0 million at July 12, 2006, the date of the IPO. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement, the amount of this distribution is subject to adjustment based on an independent final review of the Company’s separation from Société Générale.

In January 2002, Cowen learned that Frank Gruttadauria (‘‘Gruttadauria’’), a former employee of SGCSC’s retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including Cowen. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against Cowen arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. Cowen cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. Cowen has also reached settlements with the vast majority of former customers, and has arbitrated several other customers’ claims. Cowen is attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against Cowen in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s misconduct. The parties have resolved this separate matter in a settlement agreement signed subsequent to June 30, 2006, and this settlement will be subject to the indemnification agreement among Société Générale and the Company.

10. Pro Forma Condensed Combined Statement of Financial Condition

The Unaudited Pro Forma Condensed Combined Statement of Financial Condition as of June 30, 2006 has been prepared to give effect to the Company’s separation from Société Générale and the sale of shares of the Company’s common stock by Société Générale in the IPO as if the IPO had occurred at June 30, 2006.

The pro forma adjustments reflected in the Unaudited Pro Forma Condensed Combined Statement of Financial Condition are based upon available information and methodologies that the Company believes are reasonable. Prior to the IPO, the Company entered into a number of agreements with Société Générale governing the separation and a variety of transition matters. We have reflected in the Unaudited Pro Forma Condensed Combined Statement of Financial Condition adjustments for the known effects of these arrangements, which are described under “Agreements Related to the Company’s Separation from Société Générale and Other Related Matters” in Note 8.

These agreements include:

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

1.           The Separation Agreement pursuant to which, among other things, the Company transferred certain assets and liabilities to Société Générale or its subsidiaries;

2.           The Indemnification Agreement pursuant to which, among other things, each party agreed to indemnify the other for certain liabilities;

3.           The Stockholders Agreement pursuant to which, among other things, the Company provided SGASH with the right to appoint members of the Company’s board of directors under certain circumstances;

4.           The Tax Matters Agreement pursuant to which, among other things, SGAI retained or may receive certain potential tax benefits associated with the Company’s operations, the IPO, as well as certain tax benefits potentially arising from the transactions that facilitate the completion of the IPO;

5.           The Employee Matters Agreement pursuant to which, among other things, various responsibilities related to the Company’s employees were allocated between Société Générale and the Company; and

6.           The Transition Services Agreement pursuant to which each party agreed to provide certain administrative and support services to each other for a specified period after the IPO.

7.           The Tax Matters Agreement pursuant to which the Company would be required to transfer to SGASH and SGAI in connection with the IPO 50% of the amount of cash savings, if any, in U.S. federal income tax and certain state and local taxes that the Company actually realizes if there is an increase in its tax basis. At the present time, the Company believes it is unlikely that the transactions required to effect the separation resulted in an increase in tax basis. Absent such an increase in tax basis, we will not realize a tax benefit from the transaction and therefore would not be required to make the transfer to SGAI as described above. A final analysis will be made to determine the impact on tax basis.

Pro forma adjustments have been made to reflect:

•                     The transfer of cash into a restricted escrow account that will be utilized for future payment, if any, of certain litigation and related costs. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH;

•                     The net cash disbursements the Company expects to make as a result of the IPO and the related transactions which are comprised of the following: (i) a return of capital to SGASH in the amount of $186.6 million, (ii) a      payment of $19.1 million to certain of the Company’s employees under the Fidelity Bonus Plan and the Société Générale Corporate and Investment Banking Partnership, (iii) the receipt of $1.7 million from SGASH to refund the over-funded portion of a voluntary deferred compensation plan previously sponsored by Société Générale for key executives of its U.S. affiliates (“Deferred Compensation Plan”) and, (iv) the receipt of $2.0 million from Société Générale to fund amounts paid to the Company’s employees under the Société Générale Corporate and Investment Banking Partnership. The Company’s treasury practice is to invest temporary excess cash balances in securities purchased under agreements to resell; accordingly, these payments are being deducted from this account. The return of capital to SGASH was determined so that the Company’s stockholders’ equity would be $207.0 million immediately following the IPO. The pro forma adjustments assume that the IPO and related transactions occurred on June 30, 2006;

•                     The transfer to SGASH, pursuant to the Separation Agreement of the Company’s interest in the cash surrender value of corporate owned life insurance of $39.9 million at June 30, 2006 which funded the liability related to the Deferred Compensation Plan;

Cowen Group, Inc.
Notes to the Unaudited Condensed Combined Statements, continued

•                     A decrease in the Company’s Fidelity Bonus Plan liability in the amount of $10.2 million. All deferred amounts under the plan, including amounts contributed in 2006, will vest as a result of the IPO and the majority of the vested amounts will be immediately paid out to employees as most employees had elected to withdraw their interests upon vesting. The liability as of June 30, 2006 in the amount of $10.9 million will be reduced to $0.7 million as a result of withdrawal payments; the remaining liability relates to employees who deferred the distribution of their vested amounts to after the completion of the vesting period;

•                     A decrease in the Société Générale Corporate and Investment Banking Partnership liability in the amount of $1.3 million. All awards to the Company’s employees under the Société Générale Corporate Investment Banking Partnership will vest as a result of the IPO and will be paid out to employees;

•                     The transfer to SGASH of the liabilities related to the Company’s employees under the Deferred Compensation Plan, SG Merchant Banking Coinvestment Plan and SG Cowen Ventures I, L.P., in the amounts of $38.2 million, $3.0 million and $0.5 million, respectively;

•                     A capital contribution from SGASH from its assumption of liabilities related to our employees under the SG Merchant Banking Coinvestment Plan and SG Cowen Ventures I, L.P., in the amounts of $3.0 million and $0.5 million, respectively;

•                     A cash capital contribution to fund amounts paid to the Company’s employees under the Société Générale Corporate and IBP in the amount of $2.0 million; and

•                     The decrease in retained earnings from the expense of $7.6 million resulting from the vesting of the Company’s Fidelity Bonus Plan liability and the Société Générale Corporate and Investment Banking Partnership liability as a result of the IPO. Amounts have been estimated based on balances determined as of June 30, 2006.

The net effect of the pro forma adjustments is a net decrease in group equity of $188.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed combined financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding ForwardLooking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications and consumer sectors. In 2006, our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity and convertible securities, principally in our target sectors. We focus our investment banking efforts, principally equity-related capital raising and strategic advisory services, on small- and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading business. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause our sales and trading revenues to vary from period to period. Because these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from year to year and quarter to quarter. We are also subject to various legal and regulatory actions that impact our business and financial results.

We have experienced favorable market conditions for much of the six months ended June 30, 2006 and, in particular, a good environment for equity trading and capital raising activities. Market conditions weakened in the second half of the quarter ended June 30, 2006 as investor confidence appeared to be negatively impacted by a number of factors including, among others, certain geopolitical developments, and the relatively high price of oil. We remain confident in the long-term market opportunity for our business primarily due to positive long-term growth and investment trends in our target sectors and expected continued demand for our specialized services.

As a result of our separation from Société Générale and our becoming a public company on July 12, 2006, our assets were reduced by $216.9 million and our liabilities were reduced by $28.1 million, resulting in a net reduction in stockholders’ equity of $188.8 million as compared to our assets, liabilities and stockholders’ equity as of June 30, 2006, respectively.

As a public company, we intend to incur employee compensation and benefits expense equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees, resulting in total compensation and benefit expense in excess of 58% to 60% of total revenues in those years. See “Separation from Société Générale”.

Separation from Société Générale

The pro forma portion of our unaudited condensed combined statements of financial condition reflect adjustments that would have occurred had our separation from Société Générale been effective on June 30, 2006. The following adjustments were made on July 12, 2006, the date of our IPO. These adjustments are subject to an independent final review of the Company’s separation from Société Générale:

• Return of capital to Société Générale. We distributed $180.3 million to SGASH as a return of capital. As a result of the distribution and transfer of other assets and liabilities in connection with the separation from Société Générale our stockholders’ equity was reduced from $395.8 million as of June 30, 2006 to $207.0 million immediately after the distribution. We funded the cash distribution through the sale of certain of our liquid assets.

• Indemnification arrangements. Société Générale will indemnify us for all known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the IPO to the extent the cost of such litigation results in payments in excess of amounts reserved and placed in escrow. Initially, these costs will be paid out of an escrow account established in connection with our separation from Société Générale and our becoming a public company, which was funded by us with cash that otherwise would have been paid to Société Générale as a return of capital. To the extent the amount paid in resolving these litigation matters is less than the amount placed in escrow, Société Générale will receive the remaining balance of the escrow amount. In addition, Société Générale will indemnify us for all known and unknown liabilities arising out of certain former businesses of SG Cowen Securities Corporation that were sold or have been transferred to other affiliates of Société Générale. We will indemnify Société Générale for most known regulatory matters that existed prior July 12, 2006, including any civil litigation that arises out of such regulatory matters. For more information, see “Legal Proceedings.”

• Other transfers and payments. In connection with our separation from Société Générale, we have entered into certain new lease arrangements, including a sub-lease agreement with Société Générale for our New York City location. These new lease arrangements will result in an increase in our annual rent expense of approximately $1.3 million. As well, we have transferred to SGASH our interest in the cash surrender value of corporate owned life insurance of $39.9 million at June 30, 2006 which was utilized as an economic hedge against the Deferred Compensation Plan. The cash surrender value of the corporate owned life insurance transferred to Société Générale exceeded the liability to our employees under the Deferred Compensation Plan by $1.7 million and Société Générale refunded such amount to us. We also transferred to SGASH the liabilities related to our employees under the Deferred Compensation Plan, the SG Merchant Banking Coinvestment Plan and the plan that previously enabled certain of our employees to invest a portion of their performance-related compensation in SG Cowen Ventures I, L.P., in the amounts of $38.2 million, $3.0 million and $0.5 million, respectively. Additionally, payments have or will be made to certain of our employees under the Fidelity Bonus plan and the Société Générale Corporate and Investment Banking Partnership in the amount of $19.1 million. We have funded the payments to our employees under the Fidelity Bonus plan through the sale of certain mutual fund investments held by us as an economic hedge to such plan. Société Générale has made a payment to us in an amount equal to the amount we have paid to our employees under the Société Générale Corporate and Investment Banking Partnership. We have also agreed to pay SGAI 50% of the amount of cash savings, if any, in U.S. federal income tax and certain state and local taxes that we actually realize if there is an increase in tax basis of our tangible and intangible assets as a result of the transactions required to effect the separation, subject to repayment if it is later determined that those savings are not available to us. At the present time, the Company believes it is unlikely that the transactions required to effect the separation resulted in an increase in tax basis. Absent such an increase in tax basis, we will not realize a tax benefit from the transaction and therefore would not be required to make the transfer to SGAI as described above. A final analysis will be made to determine the impact on tax basis.

In addition to the historical adjustments described, we expect there to be other consequences of the IPO. As a public company, we will incur certain expenses as follows:

• Increased tax rate. As a result of the IPO, our net operating loss carryforwards will be retained by Société Générale. As a result, we expect to have an effective tax rate of approximately 45%. However, for the remainder of 2006 the anticipated 45% effective tax rate will likely be impacted by permanent tax differences related to deferred compensation payments made as a result of our separation, foreign taxes and state and local taxes. Historically, our business has had a very low effective tax rate due to continued net operating losses for tax purposes.

• Equity compensation. As a public company, we expect to utilize equity as a portion of our ongoing compensation program. In addition, in conjunction with the IPO, we have made an initial grant of nonqualified stock options and restricted stock to 84 of our senior employees. The impact of this initial grant of equity awards will be to increase our employee compensation and benefits expense during the period over which the associated expense is amortized. We estimate that the annual expense associated with the initial grant of equity to our senior employees will be $5.2 million, $10.4 million, $10.0 million, $6.9 million, $5.6 million and $0.8 million in the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively. We intend to incur employee compensation and benefits expense equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees (as described above), resulting in total compensation and benefit expense in excess of 58% to 60% of total revenues in those years. We may change our target percentage at any time. This target percentage includes all cash and non-cash compensation and benefit expense with the exception of the initial grant of nonqualified stock options and restricted stock as noted above, as well as the cash payments related to deferred compensation plans (including the Société Générale Corporate and Investment banking Partnership) that have been terminated as a result of our separation from Société Générale.

• Public company costs. As a public company, we anticipate incurring certain expenses that we have not historically had to incur, such as NASDAQ annual listing fees, annual fees associated with operating as a stand-alone entity in the U.K. and annual franchise taxes associated with being incorporated in Delaware. We estimate that these fees will be approximately $0.2 million per annum.

Basis of Presentation

Our combined financial statements have been prepared as if we had been a stand-alone entity for the periods presented. Our combined financial statements have also been prepared assuming that SGASH transferred all of its interest in Cowen and Company and CIL to the Company and that the transactions contemplated in the agreements described in Note 8 of our Unaudited Condensed Combined Financial Statements for the six months ended June 30, 2006 were consummated prior to the periods presented.

Our combined financial statements include the carve-out accounts of Cowen and Company, and the carve-out accounts of Société Générale London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and Company and CIL. In April 2004, Société Générale reorganized SGCSC into two separate single member limited liability broker-dealers: SG Cowen & Co., LLC and SGAS. The financial statements of SGAS have not been included in our financial statements. In February 2006, SG Cowen & Co. changed its name to Cowen & Co., LLC and SG Cowen Europe Limited changed its name to CIL. In May 2006, Cowen & Co., LLC changed its name to Cowen and Company, LLC. Cowen and Company, LLC clears its securities transactions on a fully disclosed basis through its clearing broker, SGAS and does not carry customer funds or securities. The Unaudited Condensed Combined Financial Statements for the six months ended June 30, 2006 included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP. The combined financial information included herein may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented.

The combined results include the revenues generated and expenses incurred based on customer relationships and related business activities. Certain of our expenses are based on shared services that were provided in the past by Société Générale or one of its affiliates. These expenses primarily related to providing employee-related services and benefits, technology and data processing services and corporate functions including tax, legal, compliance, finance and operations. Costs included in the Unaudited Condensed Combined Financial Statements for shared services were determined based on costs to the affiliated entity and allocated based on our usage of those services.

The combined statements of operations do not include litigation expenses incurred by us in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by us. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to this matter in our combined statements of financial condition and cash flows related to this matter as financing activities in the unaudited combined statements of cash flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC. See Note 9 of our Unaudited Condensed Combined Financial Statements for the six months ended June 30, 2006 for a further description of certain agreements that will govern the responsibilities of the Company and Société Générale regarding this matter.

All significant intercompany accounts and transactions have been eliminated in combination.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and providing strategic advisory services in mergers and acquisitions and similar transactions.

• Underwriting revenues. We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, underwriting fees and selling concessions. We record underwriting revenues, net of related syndicate expenses, at the time the underwriting is completed. In syndicated underwritten transactions, management estimates our share of transaction-related expenses incurred by the syndicate, and we recognize revenue net of such expense. When we receive the final settlement, typically within 90 days following the completion of a transaction, we adjust these amounts to reflect the actual transaction-related expenses and our resulting underwriting fee. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

• Private placement revenues. We earn agency placement fees in non-underwritten transactions such as private placements, private investments in public equities (“PIPEs”) and registered direct placements (“RDs”). We record private placement revenues on the closing date of the transaction. Expenses associated with generating agency placement fees are recognized primarily as marketing and business development expense net of client reimbursements when related revenue is recognized or the engagement is otherwise concluded.

• Strategic advisory revenues. Our strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. We also earn fees for related advisory work such as providing fairness opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Expenses associated with generating strategic advisory fees are recognized primarily as marketing and business development expense net of client reimbursements when the related revenue is recognized or the engagement is otherwise concluded.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Sales and Trading

Our sales and trading revenues consist of commissions and principal transactions revenues. Our management reviews sales and trading revenue on a combined basis as the preponderance of the revenue in both line items is derived from the same group of clients. In addition, the majority of our trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in principal transactions.

• Commissions. Our sales and trading business generates commission revenue from securities trading commissions paid by institutional investor clients. Commissions are recognized on a trade date basis.

• Principal transactions. Our sales and trading revenues also include net trading gains and losses from principal transactions, which primarily include our acting as a market-maker in over-the-counter equity securities, our listed options trading, and our trading of convertible securities. In certain cases, we commit our own capital to provide liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects us to market risk. These positions are typically held for a very short duration.

Interest and Dividend Income

Interest and dividend income primarily consists of interest earned on our interest bearing assets (primarily securities purchased under agreements to resell) and net interest and dividends on securities maintained in trading accounts related to our sales and trading business. In conjunction with our separation from Société Générale and our becoming a public company we have made a payment representing a return of capital to SGASH in the amount of $180.3 million. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income. In addition, we have transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been adjusted. Excess reserves related to these settled matters will be returned to SGASH. SGASH is entitled to any interest earned on such deposits held in escrow.

Other

Other revenue includes fees for managing a portfolio of merchant banking investments on behalf of Société Générale and other third party investors, miscellaneous income such as fees for managing venture capital investments on behalf of an inactive employee fund and other fees for the delivery of equity research. Fees for managing the portfolio of merchant banking assets and venture capital investments are earned on a monthly basis pursuant to the terms of agreements with Société Générale and other third party investors. Société Générale has sold a portion of the merchant banking investments currently managed by us. We will continue to manage these assets for the purchaser and will continue to receive a fee for doing so.

Expenses

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, and marketing and business development expenses.

Compensation Expense

Following our separation from Société Générale and our becoming a public company, we intend to incur employee compensation and benefits expense equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees (as described below), resulting in total compensation and benefit expense in excess of 58% to 60% of total revenues in those years. We may change our target percentage at any time. This target percentage includes all cash and non-cash compensation and benefit expense with the exception of the initial grant of nonqualified stock options and restricted stock as noted above, as well as the cash payments related to deferred compensation plans (including the Société Générale Corporate and Investment Banking Partnership) that have been terminated as a result of our separation from Société Génperale and our becoming a public company, all as more fully described below. In connection with our separation from Société Générale, we have granted to certain of our senior employees nonqualified stock options to purchase an aggregate of 1,125,000 shares of our common stock and an aggregate of 2,100,000 shares of restricted stock. We estimate that the annual expense associated with the initial grant of equity to our senior employees will be $5.2 million, $10.4 million, $10.0 million, $6.9 million, $5.6 million and $0.8 million in the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively. We will account for awards of our equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.”

Non-compensation Expense

Floor brokerage and trade execution. These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We have entered into a new commercial clearing agreement with SGAS as a result of our separation from Société Générale and our becoming a public company, which replaced our pre-existing clearing agreement with SGAS. The initial terms of the clearing agreement will terminate on December 31, 2006 at which time we expect to enter into a longer term relationship with a new unaffiliated clearing firm.

Service fees, net. These expenses include fees for outsourcing services, including certain support functions such as information technology, management and support.

Communications. These expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data. We also incur communications expenses related to electronic trading network connections and in connection with other enhancements to our trading platform.

Occupancy and equipment. These expenses include rent and utilities associated with our various offices, occupancy and premises taxes, support for software applications, disaster recovery services and other fixed asset service fees.

Marketing and business development. These expenses include costs such as business travel and entertainment, expenses related to holding conferences and advertising costs.

Litigation and related costs. We establish loss contingency reserves for certain legal proceedings where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. Establishment of reserves is an inherently uncertain process involving estimates of future losses. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations.

Depreciation and amortization. We incur depreciation and amortization expense related to capital assets, such as investments in technology and leasehold improvements.

Other. Other expenses include consulting fees, professional fees, and implementation costs related to outsourcing and other projects, exchange membership fees, net, research delivery costs and other related expenses.

Gain (Loss) on Exchange Memberships. These gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests. Gains are not recorded based on increases in the fair value of the membership interests.

Provision for Income Taxes

The taxable results of our U.S. operations have historically been included in the consolidated income tax returns of SGAI. The tax results of our U.K. operations have historically been included in the tax returns of Société Générale’s London Branch. The income tax provision reflected in this quarterly report is presented as if we operated on a standalone basis, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Our effective tax rates for the three and six months ended June 30, 2006 were 5.8% and 4.8%, respectively. Our effective tax rates for the three and six months ended June 30, 2005 were 2.9% and 8.7%, respectively. After the IPO, we expect our effective tax rate to increase significantly as we will no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. In connection with our separation from Société Générale, SGAI will retain these tax benefits. As a result, we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% tax rate likely will be impacted by permanent tax differences related to deferred compensation payments made as a result of our separation, foreign taxes and state and local taxes.

Results of Operations

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Overview

Total revenues increased $30.1 million, or 56.4%, to $83.6 million for the three months ended June 30, 2006 compared with $53.5 million for the three months ended June 30, 2005. This increase was primarily due to an increase in investment banking revenues of $20.7 million as well as an increase in sales and trading related revenues of $8.1 million.

Total expenses increased $22.2 million, or 39.9%, to $77.7 million for the three months ended June 30, 2006 compared with $55.5 million for the same period in the prior year, primarily due to an increase in compensation expense resulting from an increase in total revenues. We determine our accruals for compensation expense as a percentage of total revenues excluding certain revenue and expense items associated with deferred compensation plans that were terminated in conjunction with the IPO. Total non-compensation expenses increased $3.0 million, or 11.7%, during the second quarter of 2006 compared with the same quarter in the prior year primarily due to an increase in occupancy related expenses and other expenses. We recorded net income of $5.6 million for the three months ended June 30, 2006 compared to a loss of $2.0 million for the three months ended June 30, 2005.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended		Period to Period
	June 30	June 30
	2006	2005	$Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$39,477	$18,800	$20,677	110.0%
Commissions	22,109	22,296	(187)	(0.8%)
Principal transactions	15,368	7,071	8,297	117.3%
Interest and dividend income	5,510	3,939	1,571	39.9%
Other	1,153	1,374	(221)	(16.1%)
Total revenues	83,617	53,480	30,137	56.4%
Expenses
Employee compensation and benefits	48,838	29,673	19,165	64.6%
Floor brokerage and trade execution	2,760	2,363	397	16.8%
Service fees, net	4,663	4,351	312	7.2%
Communications	6,104	6,075	29	0.5%
Occupancy and equipment	4,513	3,632	881	24.3%
Marketing and business development	3,287	3,093	194	6.3%
Litigation and related costs	864	590	274	46.4%
Depreciation and amortization	519	373	146	39.1%
Interest	177	101	76	75.2%
Other	5,972	5,267	705	13.4%
Total expenses	77,697	55,518	22,179	39.9%
Income (loss) before income taxes	5,920	(2,038)	7,958	NM
Provision (benefit) for income taxes	345	(59)	404	NM
Net income (loss)	$5,575	$(1,979)	$7,554	NM

NM indicates not meaningful.

Revenues

Investment Banking

Investment banking revenues increased $20.7 million, or 110.0%, to $39.5 million for the three months ended June 30, 2006 compared with $18.8 million for the three months ended June 30, 2005. The increase reflects significant improvements in our underwriting and other capital raising business partially offset by a decrease in our strategic advisory fees. Our underwriting revenues increased $7.9 million, or 82.5%, to $17.5 million for the three months ended June 30, 2006 compared with $9.6 million during the same period in the prior year. The increase in underwriting revenues was a result of increased transaction volume and an increase in the median transaction size. Our private placement revenues increased $14.8 million, or 507.7%, to $17.7 million for the three months ended June 30, 2006 compared with $2.9 million for the three months ended June 30, 2005. The increase in private placement revenues was primarily attributable to an increase in both the number and median deal size of the transactions we completed during the second quarter of 2006. Strategic advisory fees decreased $2.0 million, or 31.3%, to $4.3 million for the three months ended June 30, 2006 compared with $6.3 million in the second quarter of the prior year, primarily resulting from a decrease in the number of transactions closed.

Commissions

Commissions decreased $0.2 million, or 0.8%, to $22.1 million for the three months ended June 30, 2006 compared with $22.3 million for the three months ended June 30, 2005. The reduction was the result of a decrease in commission rates partially offset by an increase in trading volumes during the second quarter of 2006.

Principal Transactions

Principal transactions revenues increased $8.3 million, or 117.3%, to $15.4 million for the three months ended June 30, 2006 compared with $7.1 million in the second quarter of 2005, due primarily to improved results associated with our convertible trading business, as well as an increase in our over-the-counter equity activity.

Interest and Dividend Income

Interest and dividend income increased $1.6 million, or 39.9%, to $5.5 million for the three months ended June 30, 2006 compared with $3.9 million in the second quarter of 2005, resulting primarily from higher average interest bearing assets and higher interest rates in the second quarter of 2006 compared with the second quarter of 2005. In conjunction with the IPO, we returned $180.3 million in capital to SGASH. As a result of this capital distribution, we anticipate having a significantly lower level of interest earning assets subsequent to the IPO which in turn will result in a meaningful reduction in our interest income. In addition, we have transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Societe Generale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been adjusted. Excess reserves related to these settled matters will be returned to SGASH. SGASH is entitled to any interest income earned on such deposits held in escrow.

Other

Other revenues decreased $0.2 million to $1.2 million for the three months ended June 30, 2006 compared with $1.4 million for the same period in 2005. This decrease is primarily attributable to a decrease in fees for managing the portfolio of merchant banking assets and venture capital investments partially offset by the addition of new equity research fee income.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $19.1 million, or 64.6%, to $48.8 million for the three months ended June 30, 2006 compared with $29.7 million in the second quarter of 2005. This increase was primarily attributable to the application of our target compensation and benefits expense to revenue ratio to increased revenues during the three months ended June 30, 2006 compared to the second quarter of 2005. The majority of employee compensation and benefits expense in both periods represent amounts that have been accrued for the payment of variable compensation to all of our employees at year-end. Excluding the revenue and compensation expense associated with the deferred compensation plans that were terminated as a result of the IPO, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the three months ended June 30, 2006. Employee compensation and benefits expense as a percentage of total revenues was 55.5% for the three months ended June 30, 2005. We intend to incur employee compensation and benefits expense, equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees (as described below), resulting in total compensation and benefit expense in excess of 58% to 60% of total revenues in those years. We may change our target percentage at any time. This target percentage includes all cash and non-cash compensation and benefit expense with the exception of the initial grant of nonqualified stock options and restricted stock as noted above, as well as the cash payments related to deferred compensation plans (including the Société Générale Corporate and Investment Banking Partnership) that were terminated as a result of the IPO. We estimate that the annual expense associated with the initial grant of equity to our senior employees will be $5.2 million, $10.4 million, $10.0 million, $6.9 million, $5.6 million and $0.8 million in the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees increased $0.4 million, or 16.8%, to $2.8 million for the three months ended June 30, 2006 compared with $2.4 million in the second quarter of 2005. This increase was primarily attributable to an increase in allocated costs related to our clearing agreement with Société Générale.

Service Fees, net

Net service fees increased $0.3 million, or 7.2%, to $4.7 million for the three months ended June 30, 2006 compared with $4.4 million for the same period in 2005. This increase was primarily attributable to increased information technology service fees, partially offset by a decrease in allocations from Société Générale of support function expenses in our London office.

Occupancy and Equipment

Occupancy and equipment expense increased $0.9 million, or 24.3%, to $4.5 million for the three months ended June 30, 2006 compared with $3.6 million in the second quarter of 2005. This increase was primarily attributable to an increase in rent expense associated with changes in our New York office space, moving expenses associated with relocating certain employees within our New York offices and an increase in certain software license fees.

Marketing and Business Development

Marketing and business development expense increased $0.2 million, or 6.3%, to $3.3 million for the three months ended June 30, 2006 compared with $3.1 million in the second quarter of 2005. This increase was primarily due to increased conference related costs, partially offset by reduced entertainment expenses.

Litigation and Related Costs

Litigation and related costs increased $0.3 million, or 46.4%, to $0.9 million for the three months ended June 30, 2006 compared with $0.6 million in the second quarter of 2005. This increase in litigation and related costs was primarily attributable to increased legal fees associated with regulatory matters and legal fees related to the establishment of our new offices in London.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 39.1%, to $0.5 million for the three months ended June 30, 2006 compared with $0.4 million in the second quarter of 2005. This increase was primarily attributable to the amortization of additional network hardware and leasehold improvements placed into service during 2006.

Other

Other expenses increased $0.7 million, or 13.4%, to $6.0 million for the three months ended June 30, 2006 compared with $5.3 million in the second quarter of 2005. This increase was primarily attributable to a combination of increased professional fees associated with becoming a public company, increased allocated insurance expense from Société Générale and a termination fee paid to Société Générale related to a performance guarantee agreement.

Provision for Income Taxes

The provision for taxes was $0.3 million in the three months ended June 30, 2006, which equals an effective tax rate of 5.8%, compared to a tax benefit of $0.1 million in the three months ended June 30, 2005, which equals an effective tax rate of 2.9%. We expect our effective tax rate to increase significantly as we no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. In connection with our separation from Société Générale, SGAI has retained these tax benefits. As a result, we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% effective tax rate likely will be impacted by permanent tax differences related to deferred compensation payments made as a result of our separation, foreign taxes and state and local taxes.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Overview

Total revenues increased $51.7 million, or 38.1%, to $187.4 million for the six months ended June 30, 2006 compared with $135.7 million for the six months ended June 30, 2005. This increase was primarily due to an increase in investment banking revenues of $37.7 million and an increase in sales and trading related revenues of $10.8 million, as well as a $4.0 million increase in interest and dividend income.

Total expenses increased $40.6 million, or 31.8%, to $168.0 million for the six months ended June 30, 2006 compared with $127.4 million for the same period in the prior year, primarily due to an increase in compensation expense resulting from the increase in total revenues. We determined our accruals for compensation expense as a percentage of total revenues excluding certain revenues and expenses associated with deferred compensation plans that were terminated in conjunction with the IPO. Total non-compensation expenses increased $4.2 million, or 8.0%, during the six months ended June 30, 2006 compared with the same period in the prior year primarily due to an increase in occupancy related expenses, litigation and related costs and other expenses. We recorded net income of $42.1 million for the six months ended June 30, 2006 compared with $7.6 million for the six months ended June 30, 2005. Net income of $42.1 million for the six months ended June 30, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Six Months Ended		Period to Period
	June 30	June 30		%
	2006	2005	$ Change	Change
	(dollars in thousands)
Revenues
Investment banking	$92,916	$55,179	$37,737	68.4%
Commissions	46,224	46,526	(302)	(0.6)%
Principal transactions	34,780	23,674	11,106	46.9%
Interest and dividend income	11,655	7,635	4,020	52.7%
Other	1,835	2,738	(903)	(33.0)%
Total revenues	187,410	135,752	51,658	38.1%
Expenses
Employee compensation and benefits	111,576	75,182	36,394	48.4%
Floor brokerage and trade execution	5,226	5,110	116	2.3%
Service fees, net	9,619	9,193	426	4.6%
Communications	12,086	11,744	342	2.9%
Occupancy and equipment	8,735	7,652	1,083	14.2%
Marketing and business development	6,190	5,867	323	5.5%
Litigation and related costs	1,907	1,082	825	76.2%
Depreciation and amortization	994	753	241	32.0%
Interest	404	275	129	46.9%
Other	11,269	10,589	680	6.4%
Total expenses	168,006	127,447	40,559	31.8%
Operating income	19,404	8,305	11,099	133.6%
Gain on exchange memberships	24,832	—	24,832	NM
Income before income taxes	44,236	8,305	35,931	432.6%
Provision for income taxes	2,121	723	1,398	193.4%
Net income	$42,115	$7,582	$34,533	455.5%

NM indicates not meaningful.

Revenues

Investment Banking

Investment banking revenues increased $37.7 million, or 68.4%, to $92.9 million for the six months ended June 30, 2006 compared with $55.2 million for the six months ended June 30, 2005. The increase reflects significant improvements in our underwriting and other capital raising business partially offset by a decrease in our strategic advisory fees. Our underwriting revenues increased $23.3 million, or 114.3%, to $43.7 million for the six months ended June 30, 2006 compared with $20.4 million during the same period in the prior year. The increase in underwriting revenues was a result of increased transaction volume and an increase in median transaction size. Our private placement revenues increased $29.1 million, or 297.6%, to $38.9 million for the six months ended June 30, 2006 compared with $9.8 million for the six months ended June 30, 2005. The increase in private placement revenues was primarily attributable to an increase in both the number and median deal size of the transactions we completed during the first half of 2006. Strategic advisory fees decreased $14.7 million, or 58.8%, to $10.3 million for the six months ended June 30, 2006 compared with $25.0 million in same period of the prior year, primarily resulting from a decrease in the number of transactions closed and smaller deal sizes.

Commissions

Commissions decreased $0.3 million, or 0.6%, to $46.2 million for the six months ended June 30, 2006 compared with $46.5 million for the six months ended June 30, 2005, as a reduction in commission rates was only partially offset by an increase in trading volumes during the first half of 2006.

Principal Transactions

Principal transactions revenues increased $11.1 million, or 46.9%, to $34.8 million for the six months ended June 30, 2006 compared with $23.7 million in the first half of 2005, due primarily to improved trading results associated with our convertible trading business, as well as an increase in our over-the-counter equity activity.

Interest and Dividend Income

Interest and dividend income increased $4.0 million, or 52.7%, to $11.7 million for the six months ended June 30, 2006 compared with $7.6 million in the first half of 2005, resulting from higher average interest bearing assets and higher interest rates in the first half of 2006 relative to the first half of 2005. In connection with the IPO, we returned $180.3 million of capital to SGASH. As a result of this capital distribution, we anticipate having a significantly lower level of interest earning assets which will result in a meaningful reduction in our interest income for the remainder of 2006 and beyond. In addition, we transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been adjusted. Excess reserves related to these settled matters will be returned to SGASH. SGASH is entitled to any interest earned on such deposits held in escrow.

Other

Other revenues decreased $0.9 million to $1.8 million for the six months ended June 30, 2006 compared with $2.7 million for the same period in 2005. This decrease is primarily attributable to a decrease in fees for managing the portfolio of merchant banking assets and venture capital investments partially offset by the addition of new equity research fee income.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $36.4 million, or 48.4%, to $111.6 million for the six months ended June 30, 2006 compared with $75.2 million in the first half of 2005. This increase was primarily attributable to the application of our target compensation and benefits expense to revenue ratio to increased revenues during the six months ended June 30, 2006 compared to the same period in 2005. The majority of employee compensation and benefits expense in both periods represent amounts that have been accrued for the payment of variable compensation to all of our employees at year-end. Compensation is accrued based on a ratio of compensation to total revenues. Excluding the revenue and compensation expense associated with the deferred compensation plans that were terminated as a result of the IPO, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the six months ended June 30, 2006. Employee compensation and benefits expense as a percentage of total revenues was 55.4% for the six months ended June 30, 2005. We intend to incur employee compensation and benefits expense, equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees, resulting in total compensation and benefit expense in excess of 58% to 60% of total revenues in those years. This target percentage range may change at any time. This target percentage range includes all cash and non-cash compensation and benefit expense with the exception of the initial grant of nonqualified stock options and restricted stock, as well as the cash payments related to deferred compensation plans (including the Société Générale Corporate and Investment Banking Partnership) that were terminated at the date of the IPO. We estimate that the annual expense associated with the initial grant of equity to our senior employees will be $5.2 million, $10.4 million, $10.0 million, $6.9 million, $5.6 million and $0.8 million in the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees increased $0.1 million, or 2.3%, to $5.2 million for the six months ended June 30, 2006 compared with $5.1 million in the first half of 2005. This increase was primarily attributable to an increase in allocated costs related to our clearing agreement with Société Générale, partially offset by a decrease in the use of independent brokers.

Service Fees, net

Net service fees increased $0.4 million, or 4.6%, to $9.6 million for the six months ended June 30, 2006 compared with $9.2 million for the same period in 2005. This increase was primarily attributable to increased information technology service fees, partially offset by a decrease in allocations from Société Générale of support function expenses in our London offices.

Communications

Communications expense increased $0.3 million, or 2.9%, to $12.1 million for the six months ended June 30, 2006 compared with $11.8 million in the first half of 2005. This increase was a result of increases in third-party trade related market data services, database subscriptions, other market data costs and telephone costs.

Occupancy and Equipment

Occupancy and equipment expense increased $1.1 million, or 14.2%, to $8.7 million for the six months ended June 30, 2006 compared with $7.6 million in the first half of 2005. This increase was primarily attributable to an increase in rent expense associated with our New York office space, moving expenses associated with relocating certain employees within our New York offices, an increase in certain software license fees and a write-off of certain information technology related hardware.

Marketing and Business Development

Marketing and business development expense increased $0.3 million, or 5.5%, to $6.2 million for the six months ended June 30, 2006 compared with $5.9 million in the first half of 2005. This increase was primarily due to increased conference related costs, partially offset by reduced entertainment expenses.

Litigation and Related Costs

Litigation and related costs increased $0.8 million, or 76.2%, to $1.9 million for the six months ended June 30, 2006 compared with $1.1 million in the first half of 2005. This increase in litigation and related costs was attributable to increased legal fees associated with matters that will be subject to payment from the escrow account and our right to indemnification by Société Générale, regulatory matters and legal fees associated with the establishment of our new office in London.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 32.0%, to $1.0 million for the six months ended June 30, 2006 compared with $0.8 million in the first half of 2005. This increase was primarily attributable to the amortization of additional network hardware and leasehold improvements placed into service during 2006.

Other

Other expenses increased $0.7 million, or 6.4%, to $11.3 million for the six months ended June 30, 2006 compared with $10.6 million in the first half of 2005. This increase was primarily attributable to a combination of increased professional fees associated with becoming a public company and increased employment fee expense, partially offset by reduced information technology consulting expenses.

Gain on Exchange Memberships

Gain on exchange memberships was $24.8 million for the six months ended June 30, 2006. This represents a onetime gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006. NYSE members were entitled to receive cash and shares of NYSE Group common stock for each NYSE membership seat. We held seven NYSE membership seats at the date of the merger. The Company directed its interests from the merger to SGASH.

Provision for Income Taxes

The provision for taxes was $2.1 million in the six months ended June 30, 2006 which equals an effective tax rate of 4.8%, compared to $0.7 million in the six months ended June 30, 2005, which equals an effective tax rate of 8.7%. We expect our effective tax rate to increase significantly as we no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. In connection with our separation from Société Générale, SGAI has retained these tax benefits. As a result, after the IPO we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% effective tax rate likely will be impacted by permanent tax differences related to deferred compensation payments made as a result of our separation, foreign taxes and state and local taxes.

Liquidity and Capital Resources

We have historically satisfied most of our capital and liquidity requirements through capital contributions from Société Générale. Most of our assets consist of cash and assets readily convertible into cash such as securities purchased under agreements to resell. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2006, we had liquid assets of $377.9 million in cash and securities purchased under agreements to resell.

If the distribution and transfer of other assets and liabilities expected in connection with the separation had occurred as of June 30, 2006, we would have had liquid assets of $126.1 million in cash and securities purchased under agreements to resell. The actual distribution and transfer of other assets and liabilities of $180.3 million, which occurred on July 12, 2006, resulted in our having liquid assets of $125.0 million in cash and securities purchased under agreements to resell. See “Unaudited Pro Forma Combined Financial Statement of Condition.”

As a registered broker-dealer and member firm of the NYSE, our broker-dealer subsidiary is subject to the uniform net capital rule of the SEC. We have elected to use the alternative method permitted by the uniform net capital rule, which generally requires that we maintain minimum net capital of $1.0 million. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.

At June 30, 2006, our net capital under the SEC’s Uniform Net Capital Rule was $209.9 million, or $208.9 million in excess of the minimum required net capital. If the return of capital and transfer of other assets and liabilities mentioned above had occurred on June 30, 2006, our net capital under the SEC’s Uniform Net Capital Rule would have been $65.6 million, or $64.6 million in excess of the minimum required net capital. CIL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash flows

Six months ended June 30, 2006. Cash increased by $4.4 million for the six months ended June 30, 2006, primarily as a result of cash provided by operating and financing activities, partially offset by cash used in investing activities.

Our operating activities provided $3.6 million of cash due to net income of $42.1, partially offset by cash used in changes in operating liabilities of $14.0 million, cash used from changes in operating assets of $2.9 million and non-cash revenue and expense items of $21.6 million. The change in operating liabilities of $14.0 million was primarily due to a decrease in employee compensation and benefits payable of $34.2 million and an increase in securities sold, not yet purchased of $22.0 million. The change in operating assets of $2.9 million primarily resulted from a reduction in securities owned of $41.6 million, offset by an increase in securities purchased under agreements to resell of $39.6 million. Net non-cash revenue and expense items consisted primarily of a $24.8 million gain on exchange memberships.

Our investing activities consumed $5.6 million due to purchases of fixed assets. Cash provided by financing activities increased $6.4 million primarily due to a net capital contribution of $11.5 million from Société Générale, partially offset by net payments related to the SGCSC retail brokerage business that was sold in 2000 of $5.0 million.

Six months ended June 30, 2005. Cash increased by $0.1 million for the six months ended June 30, 2005, primarily as a result of cash provided by operating activities, substantially offset by cash used in investing and financing activities.

Our operating activities provided $6.3 million of cash due to cash used in changes in operating liabilities of $112.1 million, partially offset by net income of $7.6 million, including non-cash revenue and expense items of $1.5 million and cash provided from changes in operating assets of $109.3 million. The change in operating liabilities of $112.1 million was primarily due to a decrease in employee compensation and benefits payable of $58.6 million, a decrease in securities sold, not yet purchased of $18.7 million and a decrease in legal reserves and legal expenses payable of $28.8 million. The change in operating assets of $109.3 million primarily resulted from an increase of $43.0 million in securities owned, fair value, an increase in securities purchased under agreement to resell of $34.4 million and an increase in insurance claims receivable of $21.1 million, partially offset by an decrease in other assets of $3.4 million.

Our investing activities consumed $0.4 million due to purchases of fixed assets. Our financing activities consumed $5.8 million primarily due to payments related to the SGCSC retail brokerage business that was sold in 2000 of $7.5 million, partially offset by a net capital contribution of $1.7 million from Société Générale.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments.

We trade in equity, listed options and convertible debt securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures.

In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold convertible debt securities and other interest sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of U.S. Treasury futures, options and short positions in corporate debt securities.

Credit Risk

We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. A substantial portion of our transactions are collateralized and are executed with and on behalf of institutional investor clients including other brokers or dealers, commercial banks and other financial institutions. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our Clearing Agreement with SGAS, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations with respect to a transaction executed by the affiliate as a clearing agent. However, as noted above, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. We also seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

Inflation Risk

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our combined financial condition and results of operations in certain businesses.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through continual assessment, reporting and monitoring of potential operational risks.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following items reflect developments with respect to our legal proceedings that occurred in the second quarter of 2006. These items should be read together with our discussion under the heading Commitments and Contingencies, Litigation, in the Notes to Combined Financial Statements for the years ended December 31, 2005 2004, and 2003.

•                                         In January 2002, Cowen learned that Frank Gruttadauria (‘‘Gruttadauria’’), a former employee of SGCSC’s retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including Cowen. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against Cowen arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. Cowen cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. Cowen has also reached settlements with the vast majority of former customers, and has arbitrated several other customers’ claims. Cowen is attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against Cowen in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s misconduct. The parties have resolved this separate matter in a settlement agreement signed subsequent to June 30, 2006, and this settlement will be subject to the indemnification agreement among Société Générale and the Company.

•                                         Cowen is one of several defendants named in lawsuits arising out of the accounting fraud that caused the collapse of Lernout & Hauspie Speech Products, N.V. (‘‘L&H’’), a former investment banking client of Cowen. In one lawsuit, which is pending in federal court in Boston, the Trustee of the Dictaphone Litigation Trust has alleged that Cowen had made material misrepresentations to Dictaphone while Cowen was a financial advisor to L&H on its acquisition of Dictaphone, and published materially misleading research on L&H, in violation of various federal and state laws. The district court has granted Cowen’s motion to dismiss the amended complaint which sought more than $900 million in damages. The plaintiff has filed an appeal of that decision, and the oral argument before the First Circuit Court of Appeals is scheduled for September 13, 2006.

•                                         Cowen is one of many financial institutions and corporations named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, which is pending in federal court in Manhattan and relates to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that a number of financial institutions that were underwriters of initial public offerings, including Cowen, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, and thereby inflated the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify certain “focus” cases as class actions. Cowen is a named defendant in four of these “focus” cases. Cowen appealed the class certification decision to the Second Circuit Court of Appeals, which heard oral argument on June 6, 2006. In the meantime, discovery is ongoing in the “focus” cases.

•                                         Cowen is a named defendant in several litigations arising out of the fraud, disclosed in March 2002, committed by members of the Rigas family, which controlled Adelphia Communications, a cable company that filed for bankruptcy in June 2002. As detailed in the pleadings, the Rigas family allegedly took advantage of certain loans, or ‘‘co-borrowing facilities,’’ which allowed the family to borrow more than $3 billion for their private use for which Adelphia was responsible to repay. Cowen, which was a member of the underwriting syndicates (but not a lead manager), is a defendant in four actions arising out of those offerings, all of which are pending before the United States District Court for the Southern District of New York. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws. The district court granted Cowen’s motion to dismiss in the Adelphia Class Action. Thereafter, the underwriter defendants reached a settlement with the plaintiffs. On June 15, 2006, the district court preliminarily approved the settlement, and a fairness hearing on the settlement has been scheduled for November 10, 2006. If the settlement is ultimately approved, Cowen’s share of the settlement will be approximately $1.7 million (which is covered by the indemnification agreement between Société Générale and Cowen). The court also has granted in part and denied in part motions to dismiss filed by various defendants, including Cowen, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in Cowen’s motions in these cases. In addition, in August 2005 the district court denied Cowen’s motion to dismiss based on Huff’s lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit Court of Appeals of that ruling. In addition to the cases in which Cowen has been named as a defendant, Cowen may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in three other cases involving the Adelphia securities offerings in which Cowen participated.

•                                         Cowen has been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama for the involvement of the predecessor of Cowen as one of the managing underwriters for certain HealthSouth Corporation private placements. The complaint alleges that the offering materials for each private placement were deficient, in violation of federal securities laws, by failing to disclose HealthSouth’s subsequently revealed accounting irregularities. The predecessor company to Cowen participated as an ‘‘initial purchaser’’ in only one of the private placements at issue—the March 1998 private placement of $567.75 million principal amount of 31.4% Convertible Subordinated Debentures due 2003. On June 8, 2006, the district court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against Cowen). The dismissal is not yet a “final” judgment from which an appeal may be taken by plaintiffs.

•                                         Cowen was one of several defendants in a putative class action filed on March 27, 2006, in the United States District Court for the Middle District of North Carolina, seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with two secondary offerings of common stock of Inspire Pharmaceuticals in July and November 2004. Plaintiffs allege that the offering materials failed adequately to disclose the nature of trials being conducted for the drug diquafosol (a treatment for dry eye disease) in connection with a pending FDA new drug application. Plaintiffs further allege that when the true nature of the trials was revealed in February 2005, the disclosure caused the value of the company’s stock to decline substantially. Cowen underwrote 15% of the November 2004 offering (which raised $42.3 million) and did not participate in the July 2004 offering (which raised $77.1 million). After the underwriter defendants made clear to plaintiffs’ counsel that the claims against the underwriters were time-barred, those claims were voluntarily dismissed. Therefore, Cowen is no longer a defendant in this action.

•                                         Cowen is one of three underwriter defendants in a lawsuit filed by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices, in the District Court of Travis County, Texas, on May 24, 2006. The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which was led by Cowen (with 42% of the offering), purposely under priced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients, who shared their profits with the underwriters either directly or through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified.

•                                         On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against Cowen in San Francisco Superior Court. Plaintiffs allege that Cowen negligently rendered a fairness opinion in 1998 in connection with the acquisition of plaintiffs’ businesses (Orange Coast Managed Care Services and St. Joseph Medical Corporation) by FPA Medical Management, Inc. According to the Complaint, plaintiffs received restricted FPA stock as consideration in the sale, and shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. Although the damages are not clearly specified in the Complaint, it appears that the plaintiffs may be seeking approximately $40 million. On August 14, Cowen removed the case to United States District Court for the Northern District of California. On August 17, 2006 Cowen filed a motion to dismiss the complaint.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Prospectus. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our registration statement on Form S-1/A (No. 333- 132602) filed on July 12, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COWEN GROUP, INC.

	/s/	Kim S. Fennebresque
Kim S. Fennebresque
Date August 24, 2006	Chief Executive Officer

	/s/	Thomas K. Conner
Thomas K. Conner
Date August 24, 2006	Chief Financial

Exhibit Index

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc.

10.1	Separation Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.

10.2	Tax Matters Agreement among SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.

10.3	Fully Disclosed Clearing Agreement between Cowen and Company, LLC and SG Americas Securities, LLC

10.4	Indemnification Agreement among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Group, Inc.

10.5	Employee Matters Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.

10.6	Transition Services Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc.

10.7	Escrow Agreement among SG Americas Securities Holdings, Inc., Cowen and Company, LLC, Cowen Group, Inc. and the escrow agent

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to Section 906 of SarbanesOxley Act of 2002 (which is being “furnished” rather filed with the Securities and Exchange Commission)