Form 10-Q
period 2006-09-30
Cowen Group, Inc.
filed 2006-11-14
CIK 1355007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-52048

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1702964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(646) 562-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2006 there were 15,000,000 shares of the registrant’s common stock outstanding.

Table of Contents

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
1. Unaudited Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Organization and Basis of Presentation
Note 2 – Summary of Significant Accounting Policies
Note 3 – Recent Accounting Pronouncements
Note 4 – Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale
Note 5 – Securities Owned and Securities Sold, Not Yet Purchased
Note 6 – Exchange Memberships
Note 7 – Related Party Transactions
Note 8 – Stock-based Compensation
Note 9 – Earnings Per Share
Note 10 – Taxes
Note 11 – Commitments, Contingencies and Guarantees
Note 12 – Regulatory Requirements
Note 13 – Separation from Société Générale and Other Related Matters
Note 14 – Goodwill

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

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

• pricing and other competitive pressures;

• changes in laws and regulations and industry practices that adversely affect our sales and trading business;

• incurrence of losses in the future;

• the singular nature of our capital markets and strategic advisory engagements;

• competition from larger firms;

• larger and more frequent capital commitments in our trading and underwriting businesses;

• limitations on our access to capital;

• malfunctioning or failure in our operations and infrastructure;

• strategic investments or acquisitions and joint venture or our entry into new business areas;

• our ability to adequately perform oversight or control functions that have been performed in the past by Société Générale; and

• increased costs due to our becoming a public company separate from Société Générale.

The Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 represent the Company’s first full reporting period subsequent to becoming a publicly traded company.  The Unaudited Condensed Consolidated Financial Statements for 2005 and for the period from January 1, 2006 through July 12, 2006 relate to periods prior to becoming a publicly traded company.

Cowen Group, Inc.

Unaudited Condensed Consolidated Statements of Financial Condition

September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and cash equivalents	$146,523	$2,150
Restricted cash pursuant to escrow agreement	51,680	—
Cash segregated under Federal or other regulations	—	1,107
Securities owned, at fair value	230,329	220,086
Securities purchased under agreements to resell with related party	—	410,981
Receivable from brokers, dealers and clearing brokers (See Note 7, Related Party Disclosures)	65,789	25,849
Corporate finance and syndicate receivables	14,779	16,120
Insurance claims receivable	—	5,316
Due from affiliates	—	568
Exchange memberships	817	8,167
Furniture, fixtures, equipment and leasehold improvements, net	13,148	3,223
Goodwill	50,000	50,000
Other assets	12,531	41,772
Total assets	$585,596	$785,339

Liabilities and Stockholders’ / Group Equity
Liabilities
Bank overdrafts	$1,788	$1,581
Securities sold, not yet purchased, at fair value	222,396	143,223
Payable to brokers, dealers and clearing brokers (See Note 7, Related Party Disclosures)	—	15,376
Employee compensation and benefits payable	86,946	156,924
Legal reserves and legal expenses payable	55,378	78,732
Accounts payable, accrued expenses and other liabilities (See Note 7, Related Party Disclosures)	11,279	15,552
Total liabilities	377,787	411,388

Stockholders’ / Group equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized and 15,000,000 shares issued and outstanding (includes 2,100,000 restricted shares)	129	—
Additional paid-in capital	210,931	—
Accumulated deficit	(3,251)	—
Total stockholders’ equity (September 30, 2006) and group equity (December 31, 2005)	207,809	373,951
Total liabilities and stockholders’ / group equity	$585,596	$785,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Revenues
Investment banking	$18,312	$35,178	$111,228	$90,357
Commissions	23,320	23,306	69,544	69,832
Principal transactions	14,209	14,240	48,989	37,914
Interest and dividend income (See Note 7, Related Party Disclosures)	2,919	3,972	14,574	11,607
Other	1,440	1,219	3,275	3,957
Total revenues	60,200	77,915	247,610	213,667
Expenses
Employee compensation and benefits	44,999	42,434	156,575	117,616
Floor brokerage and trade execution (See Note 7, Related Party Disclosures)	3,183	2,434	8,409	7,544
Service fees, net (See Note 7, Related Party Disclosures)	3,597	4,893	13,216	14,086
Communications	5,889	5,803	17,975	17,547
Occupancy and equipment (See Note 7, Related Party Disclosures)	4,522	3,712	13,257	11,364
Marketing and business development	2,975	3,162	9,165	9,029
Litigation and related costs	1,157	4,176	3,064	5,258
Depreciation and amortization	617	375	1,611	1,128
Interest	245	146	649	421
Other	5,085	5,175	16,354	15,764
Total expenses	72,269	72,310	240,275	199,757
Operating (loss) income	(12,069)	5,605	7,335	13,910
Gain on exchange memberships	—	—	24,832	—
(Loss) income before income taxes	(12,069)	5,605	32,167	13,910
(Benefit) provision for income taxes	(655)	488	1,466	1,211
Net (loss) income	$(11,414)	$5,117	$30,701	$12,699
Weighted average common shares outstanding:
Basic earnings per share	12,902	12,900	12,901	12,900
Diluted earnings per share	12,902	12,900	12,901	12,900
Earnings per share:
Basic earnings per share	$(0.88)	$0.40	$2.38	$0.98
Diluted earnings per share	$(0.88)	$0.40	$2.38	$0.98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cowen Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities
Net income	$30,701	$12,699
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of exchange memberships	(24,832)	—
Income taxes	1,096	1,211
Stock-based compensation	2,841	89
Depreciation and amortization	1,611	1,128
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	(51,680)	—
Cash segregated under Federal and other regulations	1,107	(123)
Securities owned, at fair value	(10,243)	7,417
Securities purchased under agreement to resell with related party	410,981	43,788
Receivable from brokers, dealers and clearing brokers	(39,940)	9,748
Corporate finance and syndicate receivables	1,341	(2,918)
Insurance claims receivable	5,316	28,500
Due from affiliates	568	9,369
Other assets	29,244	(10,863)
Increase (decrease) in operating liabilities:
Bank overdrafts	207	9
Securities sold, not yet purchased, at fair value	79,173	(7,364)
Payable to brokers, dealers and clearing brokers	(15,376)	542
Employee compensation and benefits payable	(69,978)	(33,124)
Legal reserves and legal expenses payable	4,417	(27,067)
Accounts payable, accrued expenses and other liabilities	(6,095)	(1,604)
Net cash provided by operating activities	350,459	31,437
Cash flows from investing activities
Purchase of exchange memberships	—	(14)
Proceeds from the transfer or sale of fixed assets	—	22
Purchase of fixed assets	(11,536)	(479)
Net cash used in investing activities	(11,536)	(471)
Cash flows from financing activities
Payments related to Retail brokerage business not conducted by the Company (see Note 1)	(27,771)	(33,405)
Capital distributions	(180,332)	—
Capital contributions	13,553	1,733
Net cash used in financing activities	(194,550)	(31,672)
Net increase (decrease) in cash and cash equivalents	144,373	(706)
Cash and cash equivalents
Beginning of period	2,150	1,980
End of period	$146,523	$1,274

Supplemental disclosure of non-cash flow information
Transfer to SGAS of consideration from NYSE merger with Archipelago	$32,182	$—
Accrued capital distribution to Société Générale	$1,821	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.    Organization and Basis of Presentation

Organization

Cowen Group, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware on February 15, 2006 with 100 shares of common stock $0.01 par value issued.  The Company completed an initial public offering (“IPO”) of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. (“SGASH”). SGASH is a wholly-owned subsidiary of SG Americas, Inc. (“SGAI”), which in turn is a wholly-owned subsidiary of Société Générale. The Company is operated and managed on an integrated basis as a single operating segment and primarily provides research, institutional sales and trading and investment banking services to its clients.

Cowen and Company, LLC (“Cowen”), a Delaware single member limited liability company, is the U.S. broker-dealer subsidiary of Cowen Group, Inc.  Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, operating primarily in the United States. Cowen’s predecessor was SG Cowen Securities Corporation (“SGCSC”). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC (which subsequently was renamed as Cowen and Company, LLC) and SG Americas Securities, LLC (“SGAS”). Cowen clears its securities transactions on a fully disclosed basis through its clearing broker, SGAS, and does not carry customer funds or securities.

Cowen International Limited (“CIL”), a corporation formed under the laws of England and Wales, is the UK broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, primarily in Europe. CIL’s predecessors were SG London Securities Limited and SG London Branch.

Cowen Capital Partners, LLC (“Cowen Capital”), a Delaware single member limited liability company, is the wholly-owned direct investment private equity subsidiary of the Company. Cowen Capital focuses on partnering with management teams to acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

Concurrent with the Company’s IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders’ equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization.  Under the terms of the Separation Agreement (See Note 13 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on an independent final review of the Company’s separation from Société Générale.  The Company has accrued $1.8 million as a capital distribution to Société Générale related to this final review.  SGASH received all the proceeds from the issuance of 11,517,392 shares, an additional 2,100,000 restricted shares were granted to employees. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale.

Basis of Presentation

Management believes that these Unaudited Condensed Consolidated Financial Statements include normally recurring adjustments and accruals necessary for a fair presentation of the Consolidated Statements of Financial Condition, Operations and Cash Flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Combined Financial Statements and accompanying notes for the years ended December 31, 2005, 2004 and 2003 included in the Company’s S-1 Registration Statement.

The Unaudited Condensed Consolidated Financial Statements for all periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The unaudited condensed consolidated financial information included herein may not necessarily be indicative of the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

The Unaudited Consolidated Statements of Operations do not include litigation expenses incurred by Cowen in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by the Company. The legal reserves related to this matter are included in legal reserves and legal expenses payable in the Unaudited Consolidated Statements of Financial Condition.  Before becoming a public company, payments related to the Gruttadauria litigation were included in the Unaudited Consolidated Statement of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of Société Générale.  After becoming a public company, these payments are included as operating activities.

The unaudited condensed consolidated financial statements include the accounts of Cowen Group, Inc. and its subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

2.    Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. These principles require management to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Stock-Based Compensation

Stock-based awards issued by Société Générale

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments.  Prior to January 1, 2006, the Company accounted for stock-based awards issued by Société Générale under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, which requires that compensation be measured by the quoted market price of stock at the measurement date less the amount that the employee is required to pay. The Company has recognized compensation expense for these awards of $0.1 million in each of the three and nine months ended September 30, 2005.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock incentive plans for the three and nine months ended September 30, 2005. The compensation expense for stock options disclosed under the fair value method is not shown net of any tax effects as the Company has not taken any tax deductions for awards exercised by its employees.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(Dollar amounts in thousands)	2005	2005
Net income, as reported	$5,117	$12,699
Add: Stock-based employee compensation expense included in reported net income	55	89
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(115)	(274)
Pro forma net income	$5,057	$12,514
Pro forma net income effect on earnings per share:
Basic earnings per share	$0.39	$0.97
Diluted earnings per share	$0.39	$0.97

When the Company adopted SFAS No. 123(R) on January 1, 2006, the modified prospective transition method was used.  This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock-based compensation is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. All unvested stock-based awards vested on April 22, 2006, and accordingly, estimated forfeitures with respect to these awards were deemed to be zero. Therefore, no adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary in the preparation of these Unaudited Condensed Consolidated Financial Statements, nor will any such future expense be deemed necessary. The Company did not recognize any compensation expense for these awards for the three months ended September 30, 2006.  The Company recognized $0.1 million in compensation expense for these awards for the nine months ended September 30, 2006.

Stock-based awards issued by Cowen Group, Inc.

Upon becoming a public company, the Company established a stock-based compensation plan.  Awards related to this plan are accounted for under the recognition and measurement provisions of SFAS No. 123(R).  See Note 8 for a description of these awards.

3.    Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to voluntary changes in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company adopted this statement effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN No. 48 and determined that the adoption of FIN No. 48 will not have a significant impact on the Company’s condensed consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s condensed consolidated financial statements.

4.    Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which (1) Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by Société Générale, and (2) Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (See Note 13, Separation from Société Générale and Other Related Matters, for further discussion of the Indemnification Agreement).

The Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. On July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters will be returned to SGASH.  The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $51.7 million as of September 30, 2006.

The effect of this indemnification on the Company’s consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company’s litigation and related expense.

5.     Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
		Sold,		Sold,
		Not Yet		Not Yet
(Amounts in thousands)	Owned	Purchased	Owned	Purchased
Corporate debt securities	$124,181	$100,112	$155,465	$56,427
Equity securities	77,432	118,575	31,168	86,796
Money market funds	3,199	—	19,660	—
Mutual funds	13,892	—	12,160	—
Options	7,193	3,670	—	—
Warrants	3,676	—	1,633	—
Other	756	39	—	—
Total	$230,329	$222,396	$220,086	$143,223

Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Consolidated Statements of Financial Condition. Substantially all securities owned are pledged to the clearing broker under terms which permit the clearing broker to sell or repledge the securities to others subject to certain limitations.

6.    Exchange Memberships

Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment in value of the Company’s exchange memberships occurred in 2005, or through September 30, 2006. The fair value of the exchange memberships was approximately $2.8 million and $27.0 million at September 30, 2006 and December 31, 2005, respectively.

As of December 31, 2005, the Company owned seven New York Stock Exchange (“NYSE”) memberships with a carrying value at that time of $7.3 million. On March 7, 2006 the NYSE merger with Archipelago Holdings, Inc. (the “Merger”) was consummated and each membership holder received cash and shares of NYSE Group common stock. Upon the Company’s receipt of the cash and shares, the trading rights conferred by the Company memberships were cancelled.  The Company recorded a gain of $24.8 million as a result of the merger, which is included in Gain on exchange memberships in the Unaudited Condensed Consolidated Statements of Operations. The Company directed its interests from the Merger to SGASH.

7.    Related Party Transactions

Effective July 21, 2006 (the date on which Société Générale’s ownership level was reduced to below 10%), the Company’s affiliation with Société Générale was ended.  As such, the Unaudited Condensed Consolidated Statements of Operations includes related party items through July 21, 2006. Accordingly, any balances due to or from Société Générale as of September 30, 2006 are no longer separately reported as related party amounts in the Consolidated Financial Statement of Condition.

Balances with affiliated companies at September 30, 2006 and December 31, 2005, respectively, are included in the Unaudited Condensed Consolidated Financial Statements under the following captions:

	September 30,	December 31,
(Dollar amounts in thousands)	2006	2005
Assets
Cash	$—	$303
Securities purchased under agreements to resell	—	410,981
Receivable from brokers, dealers and clearing brokers	—	25,635
Due from affiliates	—	568
Other assets	—	1,629
Total assets	—	439,116

Liabilities
Payable to brokers, dealers and clearing brokers	—	9,010
Accounts payable, accrued expenses and other liabilities	—	5,615
Total liabilities	—	14,625
Total net assets	$—	$424,491

Until the date of the IPO, the Company’s excess cash was invested in securities purchased under agreements to resell (reverse repurchase agreements, or “reverse repos”) with the New York branch of Société Générale (“SGNY”). These reverse repos were collateralized by U.S. government and agency obligations, were monitored daily for credit exposure and were payable on demand.

Revenues earned from and expenses incurred with affiliated companies for the three and nine-month periods ended September 30, 2006 (through July 21, 2006, the date on which Société Générale’s ownership level was reduced to below 10%) and 2005 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2006	2005	2006	2005
Revenues
Interest and dividend income	$540	$3,323	$9,662	$8,323
Other	77	1,361	1,140	4,086
Total revenues	617	4,684	10,802	12,409

Expenses
Floor brokerage and trade execution	575	2,004	5,006	6,041
Service fees, net	215	2,714	4,295	11,325
Occupancy and equipment	718	3,162	7,488	9,299
Interest	14	34	159	48
Other	—	(51)	(69)	138
Total expenses	1,522	7,863	16,879	26,851
Total, net	$(905)	$(3,179)	$(6,077)	$(14,442)

Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily resulted from securities transactions and administrative services.

Pursuant to service agreements with certain affiliates, the Company received fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in Other revenue on the Unaudited Condensed Consolidated Statements of Operations. The Company clears its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in Floor brokerage and trade execution on the Unaudited Condensed Consolidated Statements of Operations. The Company has entered into new commercial clearing agreements with these companies as a result of the Company’s separation from Société Générale, which replaced the Company’s pre-existing clearing agreements.  The initial terms of the clearing agreements will terminate on

December 31, 2006 at which time the Company expects to enter into a longer term relationship with a new clearing firm.

Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $0.1 million and $2.6 million during the three months ended September 30, 2006 and 2005, respectively, and $3.8 million and $11.0 million during the nine month periods ended September 30, 2006 and 2005. In addition, the Company incurred expenses of approximately $0.1 million and $0.4 million with an affiliated company for certain presentation center services provided during the three months ended September 30, 2006 and 2005, respectively, and $0.7 million and $1.2 million during the nine month periods ended September 30, 2006 and 2005. These expenses are included in Service fees on the Unaudited Condensed Consolidated Statements of Operations, net of approximately $0.02 million and $0.3 million of fees earned related to presentation center and library services provided by the Company to SGAI during the three month periods ended September 30, 2006 and 2005, respectively and $0.2 million and $0.9 million during the nine months ended September 30, 2006 and 2005, respectively. The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Pursuant to the Transition Services Agreement, the Company has also agreed to provide Société Générale various services that have previously been provided by the Company to Société Générale, including library and merchant banking oversight services. Société Générale will provide services to the Company, including, facilities management, business continuity management, certain legal services and litigation management services and access to Société Générale data rooms and e-mail archives.

Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by Société Générale and are reported in Occupancy and equipment on the Unaudited Condensed Consolidated Statements of Operations. In connection with the IPO, the Company entered into a sub-lease agreement with Société Générale, related to the Company’s New York office, which is in place until September 30, 2013.

As a member of the NYSE, the Company incurs a monthly membership fee based on transaction volume.  NYSE membership fees for the three months ended September 30, 2006 and 2005 were $0.2 million and $0.4 million, respectively and $1.0 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.  Pursuant to the Company’s clearing agreement with SGAS, a portion of these fees were recoverable.  There was no recoverable portion of the fees for the three months ended September 30, 2006.  The recoverable portion of these fees totaled approximately $0.2 million for the three months ended September 30, 2005.  The recoverable portion of these fees totaled approximately $0.4 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.  The Company reports these exchange membership fees in Other expenses on the Unaudited Condensed Consolidated Statements of Operations, net of recoveries.

8.    Stock-based Compensation

Stock-based awards issued by Cowen Group, Inc.

Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (The “Plan”).  The Plan permits the grant of options, shares, restricted stock units and other equity based awards to its employees, consultants and Directors for up to 4,725,000 shares of common stock.  On July 12, 2006, the Company granted options to purchase 1,125,000 shares of the Company’s stock and 2,100,000 restricted shares. The options were granted to employees of the Company with an exercise price equal to the initial public offering price of $16.00.  The options generally become exercisable upon the completion of a five year vesting period and expire seven years from the date of grant.  The restricted shares generally vest over five years.

The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS No. 123(R).  In accordance with the expense recognition provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, (“FIN 28”), unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award.

The compensation cost that has been expensed for these awards was $2.6 million for the three and nine months ended September 30, 2006.  An income tax benefit of $1.0 million was recognized during the nine months ended September 30, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected volatility – Based on the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SEC Staff Accounting Bulletin No. 107 (“SAB 107”): industry, market capitalization, stage of life cycle and capital structure.

Expected term – Expected term represents the period of time that options granted are expected to be outstanding.  The Company elected to use the “simplified” calculation method, which was provided for by SAB 107 to be used for companies that lack extensive historical data.  The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

Risk free rate - The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options’ expected term on the date of grant.

Dividend yield – The Company has not paid and does not expect to pay dividends in the future.  Accordingly, the assumed dividend yield is zero.

	Nine months ended
	September 30
	2006	2005
Expected volatility	31.80%	N/A
Expected dividends	0%	N/A
Expected term (in years)	5.25	N/A
Risk-free rate	4.97%	N/A

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share(1)	Term	Value(2)
Balance outstanding at beginning of period	—	$—	—	$—
Options granted	1,125,000	16.00	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Balance outstanding at end of period	1,125,000	$16.00	6.78	$—

Options exercisable end of period	—	$—	—	$—

(1)    No shares were exercised from July 12, 2006, the date of grant, through September 30, 2006.

(2)    There was no intrinsic value. The weighted-average grant-date fair value of options granted on July 12, 2006 was $6.11.

The following table summarizes the Company’s nonvested restricted shares activity for the nine months ended September 30, 2006:

Weighted-Average
	Nonvested	Grant-Date Fair
	Restricted Shares	Value
Balance at beginning of period	—	$—
Granted	2,100,000	16.00
Vested	—	—
Forfeited	—	—
Balance at end of period	2,100,000	$16.00

As of September 30, 2006, there was $30.2 million of total unrecognized compensation cost related to the Company’s grants of nonvested restricted shares under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.44 years.  None of the nonvested restricted shares vested during the period ended September 30, 2006.

There have been no modifications to any awards granted under the Plan during the period ended September 30, 2006.

During the period ended September 30, 2006 the Company issued 9,792 Restricted Stock Units to Directors which were immediately vested. The fair value at the date of grant of a Restricted Stock Unit was $15.32.

Stock-based awards issued by Société Générale

Société Générale historically granted certain employees of the Company options to purchase shares of Société Générale stock.  Such options were granted to employees of the Company with exercise prices equal to the average of the opening trading price of Société Générale shares on the Euronext Paris SA exchange during the 20 trading days prior to the date of grant.  Generally, the options become exercisable upon the completion of a three year vesting period and expire seven years from the date of grant.

See Note 2 for a summary of the impact on reported net income had the Company recognized compensation expense for employee stock options pursuant to the fair-value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation for the three and nine months ended September 30, 2005.

The following table summarizes Société Générale stock option activity for the nine months ended September 30, 2006:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share(1)	Term	Value(2)
Balance outstanding at beginning of period	86,501	$67.28
Options granted	—	—
Options exercised	(60,615)	70.94
Options forfeited	—	—
Options expired	—	—
Balance outstanding at end of period	25,886	$69.60	3.2	$2,316

Options exercisable end of period	25,886	$69.60	3.2	$2,316

(1)          As Société Générale shares trade in Euros, average exercise price information for options exercised has been translated to U.S. dollars based on the rate of exchange in effect at the date of exercise.  Average exercise price information for options outstanding at the beginning and the end of the period has been translated to U.S. dollars based on the rate of exchange in effect at September 30, 2006 and December 31, 2005, respectively.

(2)          Dollar amounts in thousands.

All unvested stock-based awards vested on April 22, 2006, and accordingly, there is no further compensation expense associated with these awards.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 were $0.1 million and $4.6 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 were $0.2 million and $0.4 million, respectively.  No options were granted by Société Générale to the Company’s employees during the three and nine months ended September 30, 2006 and 2005, respectively.

9.    Earnings Per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  As of September 30, 2006 there were 15,000,000 shares outstanding, of which 2,100,000 are restricted.  The Company has included the weighted average of 9,792 fully vested restricted stock units in its calculation of basic earnings per share.

Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2006 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

Unvested restricted shares of 2,100,000 and unexercised stock options of 1,125,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, as they were anti-dilutive for the periods presented.

The computation of earnings per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Net (loss) income	$(11,414)	$5,117	$30,701	$12,699
Shares for basic and diluted calculations:
Average shares used in basic computation	12,902	12,900	12,901	12,900
Stock options	—	—	—	—
Restricted shares	—	—	—	—
Average shares used in diluted computation	12,902	12,900	12,901	12,900
Earnings (loss) per share:
Basic	$(0.88)	$0.40	$2.38	$0.98
Diluted	$(0.88)	$0.40	$2.38	$0.98

10.    Taxes

The taxable results of the Company’s U.S. operations were historically included in the consolidated income tax returns of SGAI through the IPO date. The tax results of the Company’s U.K. operations were historically included in the tax returns of Société Générale’s London Branch through April 30, 2006 and in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date.

The income tax provision reflected in this quarterly report is presented as if the Company operated on a stand-alone basis, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

A reconciliation of the Company’s federal statutory rate to the effective income tax rate for the three months and nine months ended September 30, 2006 and September 30, 2005 is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	2.4	8.3	2.4	8.3
Other, net	4.1	7.3	3.3	7.3
Change in valuation allowance	(36.1)	(41.9)	(36.1)	(41.9)
Effective tax rate	5.4%	8.7%	4.6%	8.7%

The third quarter tax benefit of $0.7 million resulted primarily from a net reversal in the valuation allowance recorded prior to the date of the IPO. This reversal is primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. The low effective rate is primarily the result of this reversal.

In connection with the Company’s separation from Société Générale, SGAI has retained such tax benefits associated with the IPO, including the Company’s net operating losses.

11.    Commitments, Contingencies and Guarantees

Litigation

The Company is subject to numerous litigation and regulatory matters, including securities class action lawsuits.

Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of September 30, 2006 and December 31, 2005. The Company believes that the eventual outcome of the actions against it, including the matters described below, will not in the aggregate, have a material adverse effect on its consolidated financial position or cash flows, but may be material to its consolidated operating results for any particular period, depending on the level of the Company’s consolidated operating results for such period.

Following are summaries of the Company’s most significant pending legal and regulatory matters at September 30, 2006.

In January 2002, Cowen learned that Frank Gruttadauria (“Gruttadauria”), a former employee of SGCSC’s retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including Cowen. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against Cowen arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. Cowen cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. Cowen has also reached settlements with the vast majority of former customers, and has arbitrated several other customers’ claims. Cowen is attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against Cowen in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s misconduct. The parties have resolved this separate matter which was subject to the indemnification agreement among Société Générale and the Company. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

Cowen is one of several defendants named in lawsuits arising out of the accounting fraud that caused the collapse of Lernout & Hauspie Speech Products, N.V. (“L&H”), a former investment banking client of Cowen:

•      In one lawsuit, which is pending in federal court in Boston, the Trustee of the Dictaphone Litigation Trust has alleged that Cowen had made material misrepresentations to Dictaphone while Cowen was a financial advisor to L&H on its acquisition of Dictaphone, and published materially misleading research on L&H, in violation of various federal and state laws. The district court has granted Cowen’s motion to dismiss the amended complaint which sought more than $900 million in damages. The plaintiff has filed an appeal of that decision, and the oral argument before the First Circuit Court of Appeals took place on September 13, 2006. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

•      In another lawsuit relating to L&H, which is pending in federal court in New Jersey, short-sellers of L&H stock allege that Cowen participated in a scheme to artificially inflate L&H’s stock price through Cowen’s role as underwriter and adviser for L&H on several acquisitions and Cowen’s published research on L&H in which Cowen recommended the stock as a “buy”, and that this conduct was in violation of federal securities laws and state common law. The Court did not grant Cowen’s motion to dismiss the complaint. Cowen subsequently filed an answer denying liability, and discovery is ongoing.  The court has scheduled a settlement conference with the parties for October 31, 2006.  It is not clear, however, whether the conference will result in a settlement. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

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

Cowen has been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama for the involvement of the predecessor of Cowen as one of the managing underwriters for certain HealthSouth Corporation private placements. The complaint alleges that the offering materials for each private placement were deficient, in violation of federal securities laws, by failing to disclose HealthSouth’s subsequently revealed accounting irregularities. The predecessor company to Cowen participated as an “initial purchaser” in only one of the private placements at issue—the March 1998 private placement of $567.75 million principal amount of 31.4% Convertible Subordinated Debentures due 2003. On June 8, 2006, the district court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against Cowen).  The dismissal is not yet a “final” judgment from which an appeal may be taken by plaintiffs. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

Cowen is one of several named defendants in a putative securities class action filed by plaintiffs in the United States District Court for the District of New Jersey seeking to recover for losses allegedly caused by misrepresentations and omissions in connection with the December 2004 initial public offering of Arbinet-thexchange, an electronic marketplace for trading, routing and settling telecommunications capacity. The lawsuit, In re: Arbinet-thexchange, Inc., alleges that these misrepresentations and omissions inflated the price of Arbinet’s securities and that following disclosure in May and June 2005 of the true state of Arbinet’s market and its business, Arbinet’s securities lost more than 60% of their value.  The underwriter defendants have filed a motion to dismiss the complaint, and the motion has been fully briefed. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

Cowen is one of three underwriter defendants in a lawsuit filed by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices, in the District Court of Travis County, Texas, on May 24, 2006.  The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which was led by Cowen (with 42% of the offering), purposely under priced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients, who shared their profits with the underwriters either directly or through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified.  In July 2006, Cowen filed an answer denying the allegations of the complaint, and the case is now moving into discovery. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against Cowen in San Francisco Superior Court.  Plaintiffs allege that Cowen negligently rendered a fairness opinion in 1998 in connection with the acquisition of plaintiffs’ businesses (Orange Coast Managed Care Services and St. Joseph Medical Corporation) by FPA Medical Management, Inc.  According to the Complaint, plaintiffs received restricted FPA stock as consideration in the sale, and shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. In December 2005, plaintiffs alleged that they suffered damages of approximately $40 million. On August 14, 2006 Cowen removed the case to United States District Court for the Northern District of California. On August 17, 2006 Cowen filed a motion to dismiss the complaint.  Plaintiffs are seeking a remand to state court.  The motions for a remand and to dismiss will be argued together on December 8, 2006. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

The SEC has conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS, which was formerly an affiliate of Cowen), who was terminated by Cowen in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. The trading activity at issue involved private placements in public equity, or so-called “PIPE’s.” Cowen received a Wells Notice in July 2004, and submitted a response in August 2004. To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction, Cowen will be indemnified by Société Générale.

Based on information voluntarily disclosed to regulators by Cowen, the SEC and NYSE are conducting informal inquiries that appear to be focused principally on certain conduct of a research salesperson who was terminated by Cowen in late 2004. The employee was discharged after Cowen discovered that the employee had sought and obtained access to sensitive information about a company, shared such information with certain of his clients and others, and made investment recommendations to clients in part on the basis of that information. Cowen is cooperating fully with this continuing investigation.  To the extent that Cowen incurs additional legal fees or pays any fine or monetary sanction related to this matter, Cowen will not be indemnified by Société Générale.

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

Cowen has received a request for data and information from the NYSE as part of an industry-wide “sweep” relating to prospectus delivery procedures for new issues and mutual funds. Cowen has provided periodic reports to the NYSE concerning its progress in responding to their request and will continue to cooperate fully with this continuing inquiry. Cowen will be indemnified in part against any liabilities, including legal fees that arise out of any future litigation or the pending regulatory investigation relating to this matter.

Lease commitments

The Company’s head office is located in New York and other offices are located in Boston, San Francisco, Cleveland, Denver, London and Geneva. Certain office space is leased under operating lease and sub-lease agreements that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five year extension option which would allow the Company to extend the lease through November 30, 2019.

As of September 30, 2006, the Company had the following minimum annual lease commitments related to these agreements:

Minimum
Lease
(dollar amounts in thousands)	Payments
2006	$2,110
2007	8,866
2008	8,981
2009	9,284
2010	9,395
Thereafter	29,780
$68,416

Rent expense was $2.8 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively and $8.0 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Guarantees

The Company has outsourced certain information technology services to Hewlett-Packard Company and Savvis Communications Corporation. The agreements are in place until 2010.

As of September 30, 2006, the Company’s annual minimum guaranteed payments under these agreements are as follows:

Minimum
Guaranteed
(dollar amounts in thousands)	Payments
2006	$2,366
2007	9,466
2008	9,356
2009	9,167
2010	3,866
$34,221

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

The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by the Company after becoming a public company (See Note 13, Separation from Société Générale and Other Related Matters, for further discussion of the Indemnification Agreement). There were no contingent liabilities related to these matters recognized by the Company through the period ended September 30, 2006.

12.    Regulatory Requirements

As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934.  Under the alternative method permitted by this Rule, Cowen’s required net capital, as defined, is $1.0 million.  Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met.  As of September 30, 2006, Cowen had net capital of approximately $58.6 million, which was approximately $57.6 million in excess of its net capital requirement of $1.0 million.

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

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At September 30, 2006, CIL’s financial resources of approximately $3.9 million exceeded the minimum requirement of $3.2 million by approximately $0.7 million.

13.    Separation from Société Générale and Other Related Matters

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

The Separation Agreement provides that, as of July 18, 2006, the Company will retain or assume certain liabilities, and Société Générale will assume or retain certain liabilities. Liabilities retained or assumed by the Company include, among others, the following:

•      liabilities reflected on (or that are of a nature or type that as of the separation date would have been reflected on) the Company’s Consolidated Statements of Financial Condition, except certain litigation and other items specifically addressed in the Separation Agreement;

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

•      certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company) that are asserted or threatened by such current or former employees against the Company in respect of any period prior to, on or after the date of separation;

•      certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement;

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

Société Générale will indemnify the Company for all known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

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

The Company entered into a Stockholders Agreement with SGASH in connection with the IPO. The Stockholders Agreement, among other agreements, governs SGASH’s right to appoint members of the Board of Directors of the Company, SGASH’s registration rights relating to shares of the Company’s common stock, if any, held by SGASH after the IPO and restrictions on SGASH’s ability to sell, transfer or otherwise convey shares of the common stock, if any, held by SGASH after the IPO. As of July 21, 2006 SGASH holds less than 10% of the Company’s common stock.  As such, SGASH can no longer appoint members of the Board of Directors of the Company pursuant to the Stockholders Agreement.

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

The Company entered into a Tax Matters Agreement with Société Générale in connection with the IPO. The Tax Matters Agreement includes a description of the Company’s continuing tax sharing arrangements with Société Générale relating to periods prior to the separation, and also allocates responsibility and benefits associated with the elections made in connection with the separation from Société Générale. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes. In connection with the Company’s separation from Société Générale, SGAI will retain the tax benefits of the Company’s net operating loss carryforwards.

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

14.    Goodwill

All of the Company’s goodwill resulted from the 1998 acquisition of the former Cowen private partnership by Société Générale. Goodwill was amortized based on its estimated useful life up until the date of adoption of SFAS No. 142, January 1, 2002, after which time goodwill was no longer amortized.  Goodwill is tested annually for impairment, or more frequently if deemed necessary. The following table reflects the changes in the carrying value of goodwill for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands)	2006	2005	2006	2005
Beginning balance	$50,000	$50,000	$50,000	$50,000
Goodwill acquired	—	—	—	—
Impariment losses	—	—	—	—
Ending balance	$50,000	$50,000	$50,000	$50,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications and consumer sectors. As of September 30, 2006 our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity, convertible and other equity linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

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

Public Equity(1)

We experienced favorable market conditions for much of the first six months of 2006. Public capital raising activity began a broad decline across all sectors toward the end of the second quarter and remained slow during the third quarter ended September 30, 2006.  For the three months ended September 30, 2006, new issue activity, including IPOs, secondary offerings and convertible debt offerings decreased significantly compared to third quarter of 2005 and the second quarter of 2006.  When measured by number of offerings, new issue activity decreased by 44% year-over-year and 46% quarter-over-quarter.  When measured by total proceeds, new issue activity decreased by 44% year-over-year and 58% quarter-over-quarter.  Within Cowen’s growth sectors, new issue activity experienced a decrease similar to that of the overall market on a year-over-year basis, with new issue activity down 43% in both total number of transactions and total proceeds raised.  On a quarter-over-quarter basis, Cowen’s growth sectors experienced a more significant decrease than the overall market with the number of transactions down 53% and total proceeds down 69%.  The decrease in IPO activity, an important part of our business, in the third quarter was more significant than the combined figures noted above.  When measured by number of transactions, IPO activity across all sectors decreased by 62% year-over-year and 50% quarter-over-quarter, with Cowen’s growth sectors down 66% and 67% in the corresponding periods.  When measured by total proceeds, IPO activity across all sectors was down 56% year-over-year and 60% quarter-over-quarter, with Cowen’s growth sectors down 47% and 72% in the corresponding period.

(1) All data referenced in this subsection was derived from information obtained from ECM Analytics.

Private Equity(2)

Private market capital raising activity also declined in the third quarter relative to both the third quarter of 2005 and the second quarter of 2006, which was a particularly active quarter.  Year-over-year, private investments in public equities (“PIPEs”) and registered direct placements (“RDs”) decreased by approximately 16% when measured by both the number of transactions and total proceeds raised.  On a sequential quarter-over-quarter basis, the decrease was more dramatic with the number of transactions down 36% and total proceeds down 59%.

Strategic Advisory(3)

Merger and acquisition activity on a year-over-year basis increased when measured by aggregate transaction value.  Transaction value across all sectors in the third quarter of 2006 was up 26% and up 30% within Cowen’s growth sectors from the same period in 2005.  When measured by the total number of transactions year-over-year volume was down 3% across all sectors and up 1% within Cowen’s growth sectors.  Quarter-over-quarter across all sectors volume measured by transaction value was down 26%, while within Cowen’s growth sectors the transaction value was up 5%.  When measured by the total number of transactions quarter-over-quarter activity across all sectors was down 10% and down 4% within Cowen’s growth sectors.

Sales and Trading(4)

The equity trading environment was also muted during the third quarter of 2006 compared to the second quarter of 2006.  Combined NYSE and NASDAQ average daily trading volume was down 12% on a quarter-over-quarter basis.  On a year-over-year basis, average daily trading volume in the third quarter of 2006 increased by 9% from volume in the third quarter of 2005.

Basis of Presentation

Our consolidated financial statements have been prepared as if we had been a stand-alone entity for the periods presented prior to the IPO. Our consolidated financial statements for those periods prior to the IPO have also been prepared assuming that SGASH transferred all of its interest in Cowen and CIL to the Company.

Our consolidated financial statements include the carve-out accounts of Cowen, and the carve-out accounts of Société Générale London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL.

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

The Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP. The consolidated financial information included herein may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented prior to the date of our IPO.

The consolidated results include the revenues generated and expenses incurred based on customer relationships and related business activities. Certain of our expenses are based on shared services that were provided prior to the IPO by Société Générale or one of its affiliates. These expenses primarily related to providing employee-related services and benefits, technology and data processing services and corporate functions including tax, legal, compliance,

(2) All data referenced in this subsection was derived from information obtained from PlacementTracker.

(3) All data referenced in this subsection was derived from information obtained from SDC.

(4) All data referenced in this subsection was derived from information obtained from the NYSE and NASDAQ.

finance and operations. Costs included in the Unaudited Condensed Consolidated Financial Statements for shared services were determined based on costs to the affiliated entity and allocated based on our usage of those services.

The consolidated statements of operations do not include litigation expenses incurred by us in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by us. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to this matter in our consolidated statements of financial condition and cash flows related to this matter as financing activities in the unaudited consolidated statements of cash flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC.

All significant intercompany accounts and transactions have been eliminated in combination.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and from providing strategic advisory services in mergers and acquisitions and similar transactions.

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

• Private placement revenues.    We earn agency placement fees in non-underwritten transactions such as private placements, PIPEs and RDs. We record private placement revenues on the closing date of the transaction. Expenses associated with generating agency placement fees are recognized primarily as marketing and business development expense net of client reimbursements when related revenue is recognized or the engagement is otherwise concluded.

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

Interest and Dividend Income

Interest and dividend income primarily consists of interest earned on our interest bearing assets and net interest and dividends on securities maintained in trading accounts related to our sales and trading business. In conjunction with our separation from Société Générale and our becoming a public company we have made a payment representing a return of capital to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income. In addition, we have transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly. Excess reserves related to these settled matters will be returned to SGASH. SGASH is entitled to any interest earned on such deposits held in escrow.

Other

Other revenue includes fees for managing a portfolio of merchant banking investments on behalf of Société Générale and other third party investors, miscellaneous income such as fees for managing venture capital investments on behalf of an inactive employee fund and fees for the delivery of equity research. Fees for managing the portfolio of merchant banking assets and venture capital investments are earned on a monthly basis pursuant to the terms of agreements with Société Générale and other third party investors. Société Générale has sold a portion of the merchant banking investments currently managed by us. We will continue to manage these assets for the purchaser and will continue to receive a fee for doing so.

Expenses

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communications, and marketing and business development expenses.

Compensation Expense

Following our separation from Société Générale and our becoming a public company, we intend to incur employee compensation and benefits expense equal to between 58% to 60% of total revenues, plus, through 2011 the compensation expense associated with the initial grant of equity to our senior employees (as described below). We may change our target percentages at any time. This target percentage includes all cash and non-cash compensation and benefit expense with the exception of the initial grant of nonqualified stock options and restricted stock as noted above, as well as the vesting and payments related to deferred compensation plans (including the Société Générale Corporate and Investment Banking Partnership) that have been terminated as a result of our separation from Société Génerale and our becoming a public company, all as more fully described below. In connection with our separation from Société Générale, we have granted to certain of our senior employees nonqualified stock options to purchase an aggregate of 1,125,000 shares of our common stock and an aggregate of 2,100,000 shares of restricted stock. The annual expense associated with the initial grant of equity to our senior employees will be $5.2 million, $10.4 million, $10.0 million, $6.9 million, $5.5 million and $0.8 million in the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively. We will account for awards of our equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” Total 2006 compensation expense related to deferred compensation plans (including the Société Générale Corporate and Investment Banking Partnership) that have been terminated as a result of our separation from Société Génerale and our becoming a public company was $10.6 million.

Non-compensation Expense

Floor brokerage and trade execution.    These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete.  We have entered into a new commercial clearing agreement with SGAS as a result of our separation from Société Générale and our becoming a public company, which replaced our pre-existing clearing agreement with SGAS.  The initial terms of the clearing agreement will terminate on December 31, 2006 at which time we expect to enter into a longer term relationship with a new clearing firm.

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

We have an indemnification agreement with Société Générale under which (1) we will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by us after becoming a public company, (2) Société Générale will indemnify, and will defend and hold harmless the Company and each of our subsidiaries from and against certain liabilities assumed or retained by Société Générale, and (3) Société Générale will indemnify us for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.  The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the indemnification agreement is recorded, our litigation cost and indemnification recovery will be reflected as an increase in our litigation and related expense and indemnification recovery will be recorded as a reduction to our litigation and related expense.

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

Provision for Income Taxes

The taxable results of our U.S. operations were historically included in the consolidated income tax returns of SGAI through the date of the IPO. The tax results of our U.K. operations were historically included in the tax returns of Société Générale’s London Branch through April 30, 2006 and in the SGAI consolidated tax returns for the period May 1, 2006 through the date of the IPO.

The income tax provision reflected in this quarterly report is presented as if we operated on a stand-alone basis, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Our effective tax rates for the three and nine months ended September 30, 2006 were 5.4% and 4.6%, respectively. Our effective tax rate for each of the three and nine months ended September 30, 2005 was 8.7%.

The low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.  We expect our effective tax rate to increase significantly as we will no longer have the benefits of these items, nor will we have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes.  Such benefits were retained by SGAI in connection with our separation from Société Générale. As a result, we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% tax rate likely will be impacted by state and local and foreign taxes.

Results of Operations

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Overview

Total revenues decreased $17.7 million, or 22.7%, to $60.2 million for the three months ended September 30, 2006 compared with $77.9 million for the three months ended September 30, 2005. This decrease was primarily due to a decrease in investment banking revenues of $16.9 million.

Total expenses were flat at $72.3 million for the three months ended September 30, 2006 compared with the same period in the prior year.  Total compensation expense increased by $2.6 million primarily as a result of compensation expense of $7.5 million associated with the accelerated vesting and payment of certain deferred compensation related to plans that were terminated at the time of our IPO and $2.6 million of compensation expense associated with the initial grant of equity to our employees at the time of the IPO.  The increase was partially offset by the application of our target compensation and benefits expense ratio to the decreased revenues during the three months ended September 30, 2006 compared to the third quarter of 2005. Total non-compensation expenses decreased $2.6 million, or 8.7%, during the third quarter of 2006 compared with the same quarter in the prior year primarily due to a decrease in litigation and related costs as well as a decrease in service fees as a result of our separation from Société Générale. These decreases were partially offset by increases in floor brokerage and trade execution, due to higher volumes and increased pricing under our clearing agreement with SGAS, higher occupancy expense as a result of entering into a sublease with Société Générale for our New York location, and higher depreciation and amortization expense associated with the buildout of space in anticipation of our separation from Société Générale. We recorded a net loss of $11.4 million for the three months ended September 30, 2006 compared to net income of $5.1 million for the three months ended September 30, 2005.

The following table provides a comparison of our revenues and expenses for the periods presented:

	September 30,	September 30,
	2006	2005	$ Change	% Change
	(dollars in thousands)
Revenues
Investment banking	$18,312	$35,178	$(16,866)	(47.9)%
Commissions	23,320	23,306	14	0.1%
Principal transactions	14,209	14,240	(31)	(0.2)%
Interest and dividend income	2,919	3,972	(1,053)	(26.5)%
Other	1,440	1,219	221	18.1%
Total revenues	60,200	77,915	(17,715)	(22.7)%
Expenses
Employee compensation and benefits	44,999	42,434	2,565	6.0%
Floor brokerage and trade execution	3,183	2,434	749	30.8%
Service fees, net	3,597	4,893	(1,296)	(26.5)%
Communications	5,889	5,803	86	1.5%
Occupancy and equipment	4,522	3,712	810	21.8%
Marketing and business development	2,975	3,162	(187)	(5.9)%
Litigation and related costs	1,157	4,176	(3,019)	(72.3)%
Depreciation and amortization	617	375	242	64.5%
Interest	245	146	99	67.8%
Other	5,085	5,175	(90)	(1.7)%
Total expenses	72,269	72,310	(41)	(0.1)%
(Loss) income before income taxes	(12,069)	5,605	(17,674)	NM
(Benefit) provision for income taxes	(655)	488	(1,143)	NM
Net (loss) income	$(11,414)	$5,117	$(16,531)	NM

NM indicates not meaningful.

Revenues

Investment Banking

Investment banking revenues decreased $16.9 million, or 47.9%, to $18.3 million for the three months ended September 30, 2006 compared with $35.2 million for the three months ended September 30, 2005. The decrease reflects a significant slowdown in our underwriting business and our strategic advisory fees. Our underwriting revenues decreased $9.2 million, or 64.8%, to $5.0 million for the three months ended September 30, 2006 compared with $14.3 million during the same period in the prior year. The decrease in underwriting revenues was the result of decreased transaction volume, which was consistent with the reduction in volume in our target sectors during the third quarter. Strategic advisory fees decreased $7.7 million, or 59.2%, to $5.3 million for the three months ended September 30, 2006 compared with $13.0 million in the third quarter of the prior year, primarily resulting from a decrease in the size of the transactions closed in the third quarter of 2006. Our private placement revenues remained relatively stable at $8.0 million for the three months ended September 30, 2006 compared with $7.9 million for the three months ended September 30, 2005.

Commissions

Commissions remained flat at $23.3 million for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. These results were primarily attributable to an increase in trading volumes, substantially offset by a reduction in commission rates.

Principal Transactions

Principal transactions remained flat at $14.2 million for the three months ended September 30, 2006 compared with the third quarter of 2005. As with our commission revenue, we were able to maintain our revenue as a result of an increase in trading volume, which was offset by a reduction in transaction rates.

Interest and Dividend Income

Interest and dividend income decreased $1.1 million, or 26.5%, to $2.9 million for the three months ended September 30, 2006 compared with $4.0 million in the third quarter of 2005, resulting primarily from lower average interest bearing assets in the third quarter of 2006 compared with the third quarter of 2005, partially offset by higher average interest rates during the third quarter of 2006.  The reduction in interest earning assets was a result of our returning capital to Société Générale at the time of our IPO.  In addition, we transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly.  SGASH is entitled to any interest earned on such deposits held in escrow.

Other

Other revenues increased $0.2 million, or 18.1%, to $1.4 million for the three months ended September 30, 2006 compared with $1.2 million for the same period in 2005. This increase was primarily attributable to the addition of equity research fee income, partially offset by a decrease in fees for managing the portfolio of merchant banking assets and venture capital investments.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $2.6 million, or 6.0%, to $45.0 million for the three months ended September 30, 2006 compared with $42.4 million in the third quarter of 2005. This increase was primarily attributable to the accelerated vesting expense of $7.5 million related to deferred compensation plans that were terminated as a result of our separation from Société Génerale and $2.6 million of expense associated with the initial grant of equity to our employees in connection with the IPO. This increase was partially offset by the application of our target compensation and benefits expense to revenue ratio to the decreased revenues during the three months ended September 30, 2006 compared to the third quarter of 2005. A significant portion of employee compensation and benefits expense in both periods represent amounts that have been accrued for the payment of variable compensation to all of our employees at year-end.

Excluding the compensation expense associated with the initial grant of nonqualified stock options and restricted stock and deferred compensation plans that were terminated as a result of the IPO, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the three months ended September 30, 2006. Employee compensation and benefits expense as a percentage of total revenues was 54.5% for the three months ended September 30, 2005.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees increased $0.8 million, or 30.8%, to $3.2 million for the three months ended September 30, 2006 compared with $2.4 million in the third quarter of 2005. This increase was primarily attributable to an increase in volumes and increased pricing under our clearing agreement with SGAS.

Service Fees, net

Net service fees decreased $1.3 million, or 26.5%, to $3.6 million for the three months ended September 30, 2006 compared with $4.9 million for the same period in 2005. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO.

Occupancy and Equipment

Occupancy and equipment expense increased $0.8 million, or 21.8%, to $4.5 million for the three months ended September 30, 2006 compared with $3.7 million in the third quarter of 2005. This increase was primarily attributable to an increase in rent expense under our new sublease for our New York office space and an increase in certain software license fees.

Marketing and Business Development

Marketing and business development expense decreased $0.2 million, or 5.9%, to $3.0 million for the three months ended September 30, 2006 compared with $3.2 million in the third quarter of 2005. This increase was primarily due to a combination of decreased entertainment expenses and conference related costs, partially offset by an increase in travel expenses.

Litigation and Related Costs

Litigation and related costs decreased $3.0 million, or 72.3%, to $1.2 million for the three months ended September 30, 2006 compared with $4.2 million in the third quarter of 2005. This decrease in litigation and related costs was primarily attributable to elimination of certain expenses which are now covered under the indemnification agreement with Société Générale.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 64.5%, to $0.6 million for the three months ended September 30, 2006 compared with $0.4 million in the third quarter of 2005. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006.

Provision for Income Taxes

The benefit for taxes was $0.7 million in the three months ended September 30, 2006, which equals an effective tax rate of 5.4%, compared to a tax provision of $0.5 million in the three months ended September 30, 2005, which equals an effective tax rate of 8.7%.   The low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.  We expect our effective tax rate to increase significantly as we no longer retain tax benefits related to these items.  We also no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. SGAI has retained these tax benefits in connection with our separation from Société Générale.  As a result, we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% effective tax rate likely will be impacted by state and local and foreign taxes.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Overview

Total revenues increased $33.9 million, or 15.9%, to $247.6 million for the nine months ended September 30, 2006 compared with $213.7 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in investment banking revenues of $20.9 million and an increase in sales and trading related revenues of $10.8 million, as well as a $3.0 million increase in interest and dividend income.

Total expenses increased $40.5 million, or 20.3%, to $240.3 million for the nine months ended September 30, 2006 compared with $199.8 million for the same period in the prior year, primarily due to an increase in compensation expense resulting from the increase in total revenues, compensation expense associated with the accelerated vesting of deferred compensation plans that were terminated as a result of our separation from Société Générale and the compensation expense associated with the initial grant of equity to our employees in connection with our IPO. Total non-compensation expenses increased $1.6 million, or 1.9%, during the nine months ended September 30, 2006 compared with the same period in the prior year primarily due to an increase in occupancy related expenses as a result of our new sublease in New York, our new office in London, and certain allocated costs related to our separation from Société Générale and an increase in floor brokerage and trade execution due to increased volumes and increased pricing under our clearing agreement with SGAS. These increases were partially offset by a decrease in litigation and related costs. We recorded net income of $30.7 million for the nine months ended September 30, 2006 compared with $12.7 million for the nine months ended September 30, 2005.  Net income for the nine months ended September 30, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Nine Months Ended		Period to Period
	September 30,	September 30,		%
	2006	2005	$ Change	Change
	(dollars in thousands)
Revenues
Investment banking	$111,228	$90,357	$20,871	23.1%
Commissions	69,544	69,832	(288)	(0.4)%
Principal transactions	48,989	37,914	11,075	29.2%
Interest and dividend income	14,574	11,607	2,967	25.6%
Other	3,275	3,957	(682)	(17.2)%
Total revenues	247,610	213,667	33,943	15.9%
Expenses
Employee compensation and benefits	156,575	117,616	38,959	33.1%
Floor brokerage and trade execution	8,409	7,544	865	11.5%
Service fees, net	13,216	14,086	(870)	(6.2)%
Communications	17,975	17,547	428	2.4%
Occupancy and equipment	13,257	11,364	1,893	16.7%
Marketing and business development	9,165	9,029	136	1.5%
Litigation and related costs	3,064	5,258	(2,194)	(41.7)%
Depreciation and amortization	1,611	1,128	483	42.8%
Interest	649	421	228	54.2%
Other	16,354	15,764	590	3.7%
Total expenses	240,275	199,757	40,518	20.3%
Operating income	7,335	13,910	(6,575)	(47.3)%
Gain on exchange memberships	24,832	—	24,832	NM
Income before income taxes	32,167	13,910	18,257	131.3%
Provision for income taxes	1,466	1,211	255	21.1%
Net income	$30,701	$12,699	$18,002	141.8%

NM indicates not meaningful.

Revenues

Investment Banking

Investment banking revenues increased $20.9 million, or 23.1%, to $111.2 million for the nine months ended September 30, 2006 compared with $90.3 million for the nine months ended September 30, 2005. The increase reflects significant improvements in our underwriting and other capital raising business partially offset by a decrease in our strategic advisory fees. Our underwriting revenues increased $14.0 million, or 40.3%, to $48.7 million for the nine months ended September 30, 2006 compared with $34.7 million during the same period in the prior year. The increase in underwriting revenues was a result of increased transaction volume and an increase in median transaction size. Our private placement revenues increased $29.2 million, or 165.0%, to $46.9 million for the nine months ended September 30, 2006 compared with $17.7 million for the nine months ended September 30, 2005. The increase in private placement revenues was primarily attributable to an increase in both the number and median size of the transactions completed in 2006. Strategic advisory fees decreased $22.4 million, or 58.9%, to $15.6 million for the nine months ended September 30, 2006 compared with $38.0 million in same period of the prior year, primarily resulting from a decrease in the size of the transactions completed in 2006 and, to a lesser extent, the number of transactions closed.

Commissions

Commissions decreased $0.3 million, or 0.4%, to $69.5 million for the nine months ended September 30, 2006 compared with $69.8 million for the nine months ended September 30, 2005, as a reduction in commission rates was substantially offset by an increase in trading volumes for the nine months ended September 30, 2006.

Principal Transactions

Principal transactions revenues increased $11.1 million, or 29.2%, to $49.0 million for the nine months ended September 30, 2006 compared with $37.9 million for the nine months ended September 30, 2005, due primarily to improved trading results associated with our convertible trading business, as well as an increase in our over-the-counter equity volumes, partially offset by a reduction in transaction rates in 2006.

Interest and Dividend Income

Interest and dividend income increased $3.0 million, or 25.6%, to $14.6 million for the nine months ended September 30, 2006 compared with $11.6 million in the nine months ended September 30, 2005, resulting from higher average interest bearing assets and higher interest rates in the first nine months of 2006 relative to the nine months ended September 30, 2005.  In connection with our becoming a publicly traded company, we returned capital to SGASH.  As a result of this capital distribution, commencing in the third quarter of 2006, our interest earning assets were significantly reduced which will result in a meaningful reduction in our interest income for the remainder of 2006 and beyond. In addition, we transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly. SGASH is entitled to any interest earned on such deposits held in escrow.

Other

Other revenues decreased $0.7 million, or 17.2%, to $3.3 million for the nine months ended September 30, 2006 compared with $4.0 million for the same period in 2005. This decrease is primarily attributable to a decrease in fees for managing the portfolio of merchant banking assets and venture capital investments partially offset by the addition of new equity research fee income.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $39.0 million, or 33.1%, to $156.6 million for the nine months ended September 30, 2006 compared with $117.6 million in the nine months ended September 30, 2005. This increase was primarily attributable to the application of our target compensation and benefits expense to revenue ratio to increased revenues during the nine months ended September 30, 2006 compared to the same period in 2005.  In addition, compensation expense for the nine months ended September 30, 2006 includes $10.6 million associated with the vesting of deferred compensation plans that were terminated as a result of our separation from Société Génerale and $2.6 million related to the initial grant of equity to our employees in connection with our IPO.

A significant portion of employee compensation and benefits expense in both periods represent amounts that have been accrued for the payment of variable compensation to all of our employees at year-end. Compensation is accrued based on a ratio of compensation to total revenues. Excluding compensation expense associated with the initial grant of nonqualified stock options and restricted stock and the deferred compensation plans that were terminated as a result of the IPO, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the nine months ended September 30, 2006. Employee compensation and benefits expense as a percentage of total revenues was 55.0% for the nine months ended September 30, 2005.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees increased $0.9 million, or 11.5%, to $8.4 million for the nine months ended September 30, 2006 compared with $7.5 million in the nine months ended September 30, 2005. This increase was primarily attributable to an increase in allocated costs related to our clearing agreement with Société Générale due to increased volumes and higher costs commencing in July under our new clearing agreement.

Service Fees, net

Net service fees decreased $0.9 million, or 6.2%, to $13.2 million for the nine months ended September 30, 2006 compared with $14.1 million for the same period in 2005.  This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO.

Communications

Communications expense increased $0.4 million, or 2.4%, to $18.0 million for the nine months ended September 30, 2006 compared with $17.5 million in the nine months ended September 30, 2005.  This increase was a result of increases in third-party trade related market data services, database subscriptions and other market data costs.

Occupancy and Equipment

Occupancy and equipment expense increased $1.9 million, or 16.7%, to $13.3 million for the nine months ended September 30, 2006 compared with $11.4 million in the nine months ended September 30, 2005. This increase was primarily attributable our new sublease in New York, our new office in London, and certain allocated costs related to our separation from Société Générale, moving expenses associated with relocating certain employees within our New York offices, an increase in certain software license fees and a write-off of certain information technology related hardware.

Marketing and Business Development

Marketing and business development expense increased $0.2 million, or 1.5%, to $9.2 million for the nine months ended September 30, 2006 compared with $9.0 million in the nine months ended September 30, 2005. This increase was primarily due to increased conference related costs, partially offset by reduced entertainment expenses.

Litigation and Related Costs

Litigation and related costs decreased $2.2 million, or 41.7%, to $3.1 million for the nine months ended September 30, 2006 compared with $5.3 million in the nine months ended September 30, 2005. This decrease in litigation and related costs was primarily attributable to elimination of certain expenses which are now covered under the indemnification agreement with SG.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 42.8%, to $1.6 million for the nine months ended September 30, 2006 compared with $1.1 million in the nine months ended September 30, 2005. This increase was primarily attributable to the amortization of additional network hardware and leasehold improvements placed into service during 2006.

Other

Other expenses increased $0.6 million, or 3.7%, to $16.4 million for the nine months ended September 30, 2006 compared with $15.8 million in the nine months ended September 30, 2005. This increase was primarily attributable to a combination of increased professional fees associated with becoming a public company and increased employment fee expense, partially offset by reduced information technology consulting expenses.

Gain on Exchange Memberships

Gain on exchange memberships was $24.8 million for the nine months ended September 30, 2006. This represents a one-time gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006. NYSE members were entitled to receive cash and shares of NYSE Group common stock for each NYSE membership seat. We held seven NYSE membership seats at the date of the merger. The Company directed its interests from the merger to SGASH.

Provision for Income Taxes

The provision for taxes was $1.5 million in the nine months ended September 30, 2006 which equals an effective tax rate of 4.6%, compared to $1.2 million in the nine months ended September 30, 2005, which equals an effective tax rate of 8.7%. The low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.  We expect our effective tax rate to increase significantly as we no longer retain tax benefits related to these items.  We also no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. SGAI has retained these tax benefits in connection with our separation from Société Générale.  As a result, we expect our effective tax rate to be approximately 45%. However, for the remainder of 2006, the anticipated 45% effective tax rate likely will be impacted by state and local and foreign taxes.

Liquidity and Capital Resources

Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2006, we had cash and cash equivalents of $146.5 million.

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

At September 30, 2006, our net capital under the SEC’s Uniform Net Capital Rule was $58.6 million, or $57.6 million in excess of the minimum required net capital. CIL is subject to the capital requirements of the U.K. Financial Services Authority.

Cash flows

Nine months ended September 30, 2006.  Cash increased by $144.4 million for the nine months ended September 30, 2006, primarily as a result of cash provided by operating activities, partially offset by cash used in investing and financing activities.

Our operating activities provided $350.5 million of cash due to net income of $30.7 million and cash provided by changes in operating assets of $346.7 million, partially offset by cash used in changes in operating liabilities of $7.6 million and non-cash revenue and expense items of $19.3 million. The change in operating liabilities of $7.6 million was primarily due to a decrease in employee compensation and benefits payable of $70.0 million and an increase in securities sold, not yet purchased, at fair value, of $79.2 million. The change in operating assets of $346.7 million primarily resulted from a decrease in securities purchased under agreement to resell with related party of $411.0 million, offset by an increase in restricted cash pursuant to escrow agreement of $51.7 million and an increase of $39.9 million in receivable from brokers, dealers and clearing brokers. Net non-cash revenue and expense items consisted primarily of a $24.8 million gain on exchange memberships.

Our investing activities consumed $11.5 million due to purchases of fixed assets. Net cash used in financing activities of $194.6 million was due to a net capital distribution of $180.3 million to Société Générale.

Nine months ended September 30, 2005.  Cash remained relatively stable for the nine months ended September 30, 2005, decreasing by $0.7 million.

Our operating activities provided $31.4 million of cash due to cash used in changes in operating liabilities of $68.6 million, partially offset by net income of $12.7 million, including non-cash revenue and expense items of $2.4 million and cash provided from changes in operating assets of $84.9 million. The change in operating liabilities of $68.6 million was primarily due to a decrease in employee compensation and benefits payable of $33.1 million and a decrease in legal reserves and legal expenses payable of $27.1 million. The change in operating assets of $84.9 million primarily resulted from an increase of $9.7 million in receivable from brokers, dealers and clearing brokers, an increase in securities purchased under agreement to resell of $43.8 million and an increase in insurance claims receivable of $28.5 million, partially offset by an decrease in other assets of $10.9 million.

Our investing activities consumed $0.5 million due to purchases of fixed assets. Our financing activities consumed $31.6 million primarily due to payments related to the SGCSC retail brokerage business that was sold in 2000 of $33.4 million, partially offset by a net capital contribution of $1.7 million from Société Générale.

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

Inflation Risk

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our consolidated financial condition and results of operations in certain businesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following legal matter reflects a development with respect to our legal proceedings that occurred in the third quarter of 2006. This item should be read together with our discussion under the heading Commitments and Contingencies, Litigation, in the Notes to Consolidated Financial Statements for the years ended December 31, 2005 2004, and 2003.

Cowen is one of three underwriter defendants in a lawsuit filed by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices, in the District Court of Travis County, Texas, on May 24, 2006.  The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which was led by Cowen (with 42% of the offering), purposely under priced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients, who shared their profits with the underwriters either directly or through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified.  In July 2006, Cowen filed an answer denying the allegations of the complaint, and the case is now moving into discovery.

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

None.

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
Date

Date