Form 10-K
period 2006-12-31
Cowen Group, Inc.
filed 2007-03-30
CIK 1355007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006	Commission file number: 000-52048

Cowen Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1702964
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1221 Avenue of the Americas

New York, New York 10020

(646) 562-1000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form  10-K or any amendment to the Annual Report on Form  10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on December 29, 2006, the last business day of the registrant’s fiscal year was: $272,835,000.

As of March 23, 2007 there were 15,980,077 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

i

Special Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K (the “Annual Report”) in, among other sections, Item 1—“Business,” Item 1A—“Risk Factors,” Item 3—“Legal Proceedings,” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks outlined under Item 1A—“Risk Factors” in this Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

ii

PART I

When we use the terms “we”, “us”, “our” and the “Company” we mean Cowen Group, Inc., a Delaware corporation, and its consolidated subsidiaries, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.                        Business

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors. We use a team-based approach to deliver customized solutions to our clients, and we provide our clients with frequent and consistent interaction with our senior professionals. We believe the experience and talent of our professionals enable us to deliver the specialized advice and differentiated services our clients demand.

Our firm has a rich history beginning with the founding of Cowen in 1918 in New York City as a bond brokerage firm and continuing to our current position as an investment bank focused on key sectors of the economy. In 1998, our firm was acquired by Société Générale, one of the largest financial services firms in Europe. On July 12, 2006, following the transfer by SG Americas Securities Holdings of all of its interest in Cowen and Company, LLC and Cowen International Limited to our holding company, Cowen Group, Inc., in exchange for 12,899,900 shares of our stock, we again became an independent company as a result of our initial public offering (“IPO”). All of the shares sold in our IPO were previously held by SG Americas Securities Holdings. Cowen Group, Inc. was incorporated in Delaware in February 2006 in anticipation of the IPO.

We operate our business as one reportable segment. Total revenues were $345.0 million, $294.3 million and $293.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net income was $37.9 million, $12.1 million and $55.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total assets were $684.4 million, $785.3 million and $820.4 million at December 31, 2006, 2005 and 2004, respectively. Total investment banking revenues were $164.3 million, $126.2 million and $113.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total sales and trading revenues were $157.7 million, $145.7 million and $164.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. For additional financial information, please see Item 8—“Financial Statements and Supplementary Data.”

Our principal executive offices are located at 1221 Avenue of the Americas, New York, New York 10020. Our telephone number is (646) 562-1000. We also have offices in Boston, Chicago, Cleveland, Denver, San Francisco, London and Geneva. We maintain a website at www.cowen.com. The information contained on and connected to our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, and all other reports we file with the Securities Exchange Commission (the “SEC”), as soon as reasonably practicable after we electronically file these reports with the SEC. The Cowen and Company, LLC logo and the other trademarks, tradenames and service marks of Cowen and Company, LLC mentioned in this report, including Cowen and Company, LLC, are the property of Cowen Group, Inc.

Principal Business Lines

Research

The goal of our research professionals is to produce timely and actionable investment ideas and proprietary information that will improve our clients’ investment performance. We define the best investment ideas as correct, non-consensus conclusions. In our industry, we believe that there has been growing confusion between financial reporting, otherwise known as maintenance research, and financial analysis. To allow our analysts to focus on developing ideas that create significant value for our clients, and to enhance analyst productivity, we have eliminated the requirement for many elements of maintenance research.

We have a research team of 28 professionals providing research coverage on 426 companies. Within our coverage universe, approximately 44% are technology, media and telecommunications companies, 35% are healthcare companies, 19% are consumer companies and 2% are alternative energy companies. In addition, we have a research strategist providing coverage on the technology, media and telecommunications industry. Our research analysts are located in New York City, Boston and San Francisco, in close proximity to many of the leading investors in the United States.

Our research culture is team oriented and discourages the ‘‘star’’ system perpetuated by annual investor polls, which we do not consider in our evaluation of analyst performance. We believe our culture enhances productivity as we direct our analysts to ignore pursuits that would detract from time spent developing valuable investment ideas. This more productive approach has enabled our analysts to raise their research coverage from 10 companies per analyst to 15 in the past four and a half years, a 50% increase. We are continually assessing the opportunity to add coverage of both small- and large-capitalization stocks within our sectors. We also may seek to add sub-sectors of coverage when we believe an opportunity exists to provide a differentiated opinion and help our investor clients achieve higher returns.

We highlight our investment research and provide significant investor access to corporate management teams through a number of annual conferences focused on our sectors and sub-sectors. We believe our conferences are differentiated by the quality of our research presented, the quality of our survey results presented and the quality of our expert panelist participants. Expert panelists who appear at our conferences are drawn from our extensive network of industry experts that have been developed over the past 30 years. Our investor clients recognize that our networks, particularly in healthcare, are comprised of many of the leading professionals in their respective fields.

Our research franchise has consistently been characterized by teamwork and a desire to develop talent from within the organization. When we hire analysts from outside the organization, we prefer to hire technical professionals from the industry they will cover and to train them internally in our research approach. This approach ensures we attain the differentiated research our clients expect while we maintain the key aspects of our culture.

Sales and Trading

Our team of sales and trading professionals are focused on institutional investor clients in the U.S. and internationally. We trade common and convertible securities, as well as listed options, on behalf of our clients. In 2006, we had relationships with over 1,000 institutional investor clients. Our sales and trading team is comprised of experienced professionals dedicated to our target sectors, which allows us to develop a level of knowledge and focus that differentiates our sales and trading capabilities from those of our competitors. We believe our sales and trading clients are becoming specialized in their evaluation of investment opportunities. As a result, the value they place on our focused, insightful, proprietary research and dedicated sales and trading professionals is growing. Additionally, we tailor our account coverage to the unique needs of our clients. For example, as hedge funds have contributed an increasing percentage of our revenues in recent years, we have established a dedicated team of professionals to provide customized, value-added service to emerging firms in this important client segment. We have also established a dedicated team of professionals to focus on developing relationships with middle market investor clients. The value our clients place on our sales force expertise is evident in the client surveys conducted by third parties. The Institutional Investor Research Group ranked our sales force number one for the healthcare sector in eight out of the last twelve years.

Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings, commonly referred to as non-deal road shows, are highly valued by both our investment banking and institutional investor clients. Non-deal road shows allow our investment banking clients to increase their visibility with the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We arranged 283 days of non-deal road show meetings for 156 companies in 2006. We believe our deep relationships with company management teams and our sector-focused approach provides us with strong access to management.

We believe that by specializing in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors our traders are able to provide superior execution because of their extensive knowledge of the interests of our institutional investor clients in specific companies in our target sectors. Within our sales and trading division, we also have a team dedicated to the distribution of convertible debt offerings we manage for our investment banking clients and the provision of liquidity for our institutional investor clients through the trading of convertible debt securities. We also have a group of sales and trading professionals focused on providing listed option strategies and execution for our institutional investor clients.

Our sales and trading professionals are primarily located in New York City, Boston, San Francisco and London. We also have sales and trading offices in Chicago, Cleveland, Denver and Geneva.

Investment Banking

Our investment banking professionals are focused on providing strategic advisory and capital raising services to public and private companies in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors. By focusing on our target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company’s accelerated growth phase and continue through its evolution as a public company. A significant majority of our investment banking revenue is earned from high-growth public companies with a market capitalization below $2 billion. We believe the high level of expertise and client trust we have developed allow us to generate significant repeat business. In 2006, over 36% of our business was executed with repeat clients. In addition, we believe lead-managed business reflects our expertise and the strength of our client relationships. We were lead manager on approximately 39% of our underwritten capital raising transactions executed in 2006. The percentage of lead-managed business is up from less than 20% in 2001 and reflects a concerted effort by management to focus on lead-managed transactions.

Asset Management

Cowen’s current asset management activities include managing a portfolio of merchant banking investments on behalf of Société Générale and other third party investors as well as managing a portfolio of venture capital investments on behalf of an inactive employee fund. We expect to expand our asset management activities over time. In that regard, we recently formed Cowen Healthcare Royalty Partners and hired two individuals with extensive experience financing the commercialization of drugs through royalty structures. In 2006, we also hired an individual to assist us in developing a traditional asset management business. At this time, we are reviewing various options that may be available to us to enter this business area.

Financial Information About Geographic Areas

We are principally engaged in providing investment banking and sales and trading services to corporations and institutional investor clients in the United States. We also provide investment banking and sales and trading services to companies and institutional  investor clients in international jurisdictions, primarily in England and Europe. We conduct our international business primarily through Cowen International Limited, our investment banking and brokerage subsidiary located in London, England. Net revenues for Cowen International Limited were $15.8 million, $11.4 million and $12.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Long-lived assets attributable to foreign operations were $9.5 million, $0.9 million and $1.2 million at December 31, 2006, 2005 and 2004 respectively.

Competition

As an investment bank, all aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, and insurance. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Seasonality

Our sales and trading and investment banking businesses typically experience slowdowns during certain periods of the year, such as certain summer months and around various holidays such as Thanksgiving. However, seasonality has not typically been a significant factor affecting our results.

Regulation

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Cowen and Company, LLC, our wholly-owned subsidiary, is registered as a broker-dealer with the SEC, the NYSE and the NASD and in all 50 states, the District of Columbia and Puerto Rico. Accordingly, Cowen and Company, LLC is subject to regulation and oversight by the SEC, the NYSE and the NASD. The NYSE and the NASD are self-regulatory organizations which are themselves subject to oversight by the SEC and which adopt and enforce rules governing the conduct, and examine the activities, of its member firms, including Cowen and Company, LLC. In fall 2006, the NYSE and NASD announced a plan to consolidate their member regulation operations into a new self-regulatory organization that will become the principal private sector regulator for Cowen and Company, LLC after consolidation. We cannot fully predict the practical effect that such regulatory consolidation will have on our business at this time. State securities regulators also have regulatory or oversight authority over Cowen and Company, LLC. Cowen and Company, LLC is also a member of, and subject to regulation by, the NYSE, the Chicago Board  Options Exchange, the Philadelphia Stock Exchange, the American Stock Exchange, the Chicago Stock Exchange, the International Stock Exchange, the NASDAQ Global Market, the Nasdaq Stock Exchange, the Pacific Stock Exchange, the Chicago Board of Trade and the New York Mercantile Exchange. Cowen International Limited, our newly formed U.K. broker-dealer subsidiary, is subject to regulation by the Financial Services Authority in the U.K. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Cowen and Company, LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiary may be limited.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The Bank Secrecy Act, as amended by Title III of the USA PATRIOT Act of 2001 and its implementing regulations requires broker-dealers and other financial services companies to maintain an anti-money laundering compliance program that includes written policies and procedures, designated compliance officer(s), appropriate training, independent review of the program, standards for verifying client identity at account opening, and obligations to report suspicious activities and certain other financial transactions. Through these and other provisions, the Bank Secrecy Act seeks to promote the identification of parties that may be involved in financing terrorism or money laundering. We must also comply with sanctions programs administered by the U.S. Department of Treasury’s Office of Foreign Asset Control, which may include prohibitions on transactions with designated individuals and entities and with individuals and entities from certain countries.

Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, non-United States governments, their respective agencies and/or various self-

regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

Employees

As of March 23, 2007, we employed 537 people.

Executive Officers

Set forth below is information concerning our executive officers.

Name	Age	Positions
Kim S. Fennebresque	57	Chairman, Chief Executive Officer and President of Cowen and Company, LLC and Chairman, Chief Executive Officer and President of Cowen Group, Inc.
Thomas K. Conner	46	Chief Financial Officer and Member of the Office of the Chief Executive of Cowen and Company, LLC and Chief Financial Officer and Treasurer of Cowen Group, Inc.
William H. Dibble	53	Head of Human Resources and Member of the Office of the Chief Executive of Cowen and Company, LLC
Mark A. Egert	44	Chief Compliance Officer and Member of the Office of the Chief Executive of Cowen and Company, LLC
J. Kevin McCarthy	42	General Counsel and Member of the Office of the Chief Executive of Cowen and Company, LLC and General Counsel of Cowen Group, Inc.
Jean Orlowski	41	Chief Information Officer and Member of the Office of the Chief Executive of Cowen and Company, LLC
Christopher A . White	42	Chief of Staff, Chief Administrative Officer, and Member of the Office of the Chief Executive of Cowen and Company, LLC and Vice President of Cowen Group, Inc.

Kim S. Fennebresque has served as Chief Executive Officer and President of Cowen and Company, LLC since November 1999 and as Chairman of Cowen and Company, LLC since August 2005. Mr. Fennebresque has been the Chairman and President of Cowen Group, Inc. since its formation in February 2006 and Chief Executive Officer since June 2006. Prior to becoming Chief Executive Officer, Mr. Fennebresque served as Head of Mergers & Acquisitions from 1998 to 1999 and became Head of Investment Banking in 1999. Mr. Fennebresque joined Cowen and Company, LLC in March 1998 from UBS Securities where he had served as Head of the Corporate Finance and Mergers & Acquisitions Departments. From 1991 to 1994, he was a General Partner and Co-Head of Investment Banking at Lazard Frères & Co. From 1977 to 1991, he was with The First Boston Corporation where he held the positions of Head of Leveraged Acquisitions, Head of Transaction Development and Co-Head of General

Investment Banking. Mr. Fennebresque holds an A.B. from Trinity College and a law degree from Vanderbilt Law School.

Thomas K. Conner has served as Chief Financial Officer of Cowen and Company, LLC since July 2003 and has been the Treasurer of Cowen Group, Inc. since its formation in February 2006 and Chief Financial Officer since June 2006. Mr. Conner is responsible for all of our financial management and control matters, including regulatory reporting. He joined Cowen and Company, LLC in 1992 as Division Financial Officer for the firm’s investment banking activities. Prior to joining Cowen and Company, LLC, Mr. Conner worked for TLP Leasing Programs in Boston, where he managed the accounting operations of 15 public and 15 private limited partnerships. From 1987 to 1989, Mr. Conner worked for Atlantic Capital Corporation. He began his career at Deloitte Haskins & Sells in 1983. Mr. Conner holds a B.B.A. from the University of Massachusetts in Amherst.

William H. Dibble has served as Head of Human Resources of Cowen and Company, LLC since August 2004. Prior to joining our Human Resources Department, Mr. Dibble had more than 20 years of human resources experience within the financial services industry. Most recently, Mr. Dibble was Head of Human Resources for Nomura Securities. Prior to Nomura, Mr. Dibble held a variety of human resources roles at The First Boston Corporation, Marsh & McLennan and Merrill Lynch focusing on benefits, compensation, performance management, employee relations, training and development, succession planning and recruiting. Mr. Dibble earned a bachelor’s degree in business administration from Seton Hall University.

Mark A. Egert has served as Chief Compliance Officer of Cowen and Company, LLC since January 2005. Prior to joining the Legal and Compliance Department, Mr. Egert was Legal & Compliance Director for RBC Capital Markets Corporation, a subsidiary of the Royal Bank of Canada from 2003 to January 2005. From 2001 to 2003, he was Chief Legal Officer of ABN AMRO Inc., the U.S. broker-dealer affiliate of Dutch bank, ABN AMRO and served in other positions at the firm from 1997 to 2001. Mr. Egert also was associated with the law firms of Shearman & Sterling from 1987 to 1992 and Kavanagh Peters Powell & Osnato from 1992 to 1994 and was Vice President and Associate General Counsel at the Securities Industry Association from 1994 to 1997. He received his law degree from George Washington University School of Law and his undergraduate degree from the University of Delaware.

J. Kevin McCarthy has served as General Counsel of Cowen and Company, LLC since December 2006. As General Counsel, Mr. McCarthy heads Cowen’s Legal and Compliance Department based in New York, and is a member of the Office of the Chief Executive. In that capacity, Mr. McCarthy has overall responsibility for all legal, compliance and regulatory issues involving the firm. Prior to joining Cowen in December 2006, Mr. McCarthy was a partner at Wilmer Hale LLP in New York. From 1996 to 2004, Mr. McCarthy was with Credit Suisse First Boston, where he served in a variety of capacities, most recently as Managing Director and Global Head of Litigation. He began his legal career at Willkie Farr & Gallagher in 1990. Mr. McCarthy received his law degree from Albany Law School of Union University in 1990 and his undergraduate degree from Siena College in 1987.

Jean Orlowski has served as Chief Information Officer of Cowen and Company, LLC since January 2003. Mr. Orlowski served as an Information Technology manager from 2002 to January 2003. Prior to joining the Information Technology department of Cowen and Company, LLC, Mr. Orlowski worked at Fimat, a global brokerage organization and wholly-owned subsidiary of Société Générale, from 1993 to 2000. Mr. Orlowski joined Fimat in Singapore as an Asian Pacific regional Information Technology manager before moving to Chicago to be the Chief Information Officer of Fimat in 1995. In 2000, Mr. Orlowski moved to India to become the Chief Executive Officer of SG Software Asia where he started SG Software Asia/Pacific as the offshore development center to the Société Générale Group. He received his Information Technology Engineering diploma from the Ecole Sup´erieure d’Informatique in Paris.

Christopher A. White has served as Chief of Staff of Cowen and Company, LLC since December 2005 and as Chief Administrative Officer of Cowen and Company, LLC since June 2006. Mr. White has been the Vice President of Cowen Group, Inc. since its formation in February 2006. Mr. White served as a member of SG Capital Partners, the Merchant Banking Division of Cowen and Company, LLC, from 2003 to December 2005. Prior to joining the Merchant Banking Division, Mr. White was in the Equity Capital Markets Group of Cowen and Company, LLC where he covered the technology and consumer sectors. Prior to this, Mr. White worked at Salomon Smith Barney in the Equity Capital Markets Group. Mr. White serves as a Director of Achillion Pharmaceuticals, Inc. and Day International, Inc. In addition, Mr. White has seven years experience as a practicing securities and mergers and acquisitions lawyer at Brown Rudnick Freed & Gesmer and Lord Day & Lord, Barrett Smith. Mr. White earned his law degree from the University of Michigan Law School and his undergraduate degree from Amherst College.

Item 1A.                Risk Factors

Risks Related to Our Business

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially adversely affect our business.

We focus principally on the healthcare, technology, media and telecommunications, alternative energy and consumer sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors has been subject to substantial volatility, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.

As an investment bank focused principally on specific growth sectors of the economy, we also depend significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by private equity firms. To the extent the pace of these private company transactions slows or the average size declines due to a decrease in private equity financings, difficult market conditions in our target sectors or other factors, our business and results of operations may be adversely affected.

Underwriting and other capital raising transactions, strategic advisory engagements and related trading activities in our target sectors represent a significant portion of our business. This concentration of activity exposes us to the risk of substantial declines in revenues in the event of downturns in these sectors. For example, from 2004 to 2005, the sectors in which we operate experienced a significant drop in the total amount of public equity capital raised. Total public equity capital raised in our sectors fell from $78.0 billion in 2004 to $60.3 billion in 2005, a decrease of 23%. The total number of transactions also fell significantly, from 466 transactions in 2004 to 331 transactions in 2005, a decrease of 29%. Any future downturns in our target sectors could materially adversely affect our business and results of operations.

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial public offering for which we are acting as an underwriter is preempted by the company’s sale if we are not also engaged as a strategic advisor in such sale.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price. For more information, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Our ability to retain our senior professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

Our people are our most valuable resource. Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the reputation, judgment, business generation capabilities and project execution skills of our senior professionals. Our employees’ reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. From time to time, we have experienced departures of investment banking, sales and trading, research and other professionals. Losses of key personnel may occur in the future. In addition, if any of our bankers or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues from our sales and trading business, which accounted for approximately 46% of our revenues in 2006. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading, introduced in 2000, has also reduced revenues and lowered margins within the equity sales and trading divisions of many firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business and results of operations may be adversely affected.

Our sales and trading and research businesses may be adversely affected by changes in laws and regulations and industry practices.

Changes in laws and regulations governing sales and trading and research activities could adversely affect our results of operations. The SEC staff has indicated that it is considering rulemaking in this area, and we cannot predict the effect that such rulemaking may have on our sales and trading business.

Changes in industry practices may also adversely affect our results of operations. Historically, our clients have paid us for research through commissions on trades. Over the past year, the large fund manager Fidelity Investments entered into arrangements with certain financial institutions of which it is a client, pursuant to which Fidelity Investments agreed to pay separately for trading and research services, a process known as “unbundling.” Previously, Fidelity Investments had, like other fund managers, paid for research from those financial institutions through the commissions that it had paid to those financial institutions for trading services. As a result of unbundling, the financial institutions will charge lower commissions per trade but will receive separate compensation for research that they provide to Fidelity Investments.

We are a party to unbundling arrangements with five institutional investors. We may enter into additional unbundling arrangements in the future. It is uncertain whether unbundling arrangements will become an industry trend, and if so, to what extent. Furthermore, we cannot predict the consequences on our business of these arrangements, nor can we predict the impact on our business if unbundling develops as an industry trend.

If unbundling becomes prevalent, some or all of our sales and trading clients may pay us separately for our research. If they do, there can be no assurance that our revenues from these clients will not decrease from current levels. If our clients wish to purchase sales and trading and research services separately, there can be no assurance that we will be able to market our services on that basis as effectively as some of our competitors, in which case our business could be adversely affected.

We face strong competition from larger firms.

The research, sales and trading and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, including trading commissions and spreads in our sales and trading business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple bookrunners, co-managers and financial advisors, could adversely affect our revenues.

We are a relatively small investment bank. Many of our competitors in the research, sales and trading and investment banking industries have a broader range of products and services, greater financial resources, larger customer bases, greater name recognition and marketing resources, a larger number of senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the research, sales and trading and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the research, sales and trading and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do which may enhance their competitive position. They also have the ability to support their investment banking groups with commercial banking and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide debt financing has become an important advantage for some of our larger competitors. We do not provide debt financing and are just beginning to develop debt arrangement capabilities, and therefore we may be unable to compete as effectively for clients in a significant part of the investment banking market. If we are unable to compete effectively with our competitors, our business and results of operations will be adversely affected.

We have incurred losses in recent periods and may incur losses in the future.

We have incurred losses in several recent periods and also recorded net losses in certain quarters within other fiscal years. We may incur losses in any of our future periods. From 1998 until our IPO in July 2006, most of our funding requirements were met through contributions from Société Générale. Société Générale no longer has any reason to contribute funds to us. If we are unable to raise funds to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses in connection with any expansion, strategic acquisition or investment. Accordingly, we will need to increase our revenues at a rate greater than our expenses to achieve and maintain profitability. If our revenues do not increase sufficiently, or even if our revenues increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

As a result of our separation from Société Générale and our becoming a public company, certain of our expenses increased. For example, in 2006, we entered a new clearing agreement with Société Générale which has subsequently been terminated and an amended lease with Société Générale for our New York headquarters, both at an increased cost. In addition, our effective tax rate in 2006 increased because our U.S. business had operating income without the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. We expect our effective tax rate to increase again in 2007, our first full year as an independent public company. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We anticipate participating in this trend and, as a result, we will be subject to increased risk as we commit capital to facilitate business. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

We may enter into large transactions in which we commit our own capital as part of our trading business to facilitate client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. Market fluctuations may also cause us to incur significant losses from our trading activities. To the extent that we own assets, i.e., have long positions, a downturn in the value of those assets or in the markets in which those assets are traded could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

In the event we require additional capital for our business or to fund losses, we will need to seek such capital through the sale of additional common stock, the issuance of debt securities, or through other debt financings.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Cowen and Company, LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Cowen International Limited, our registered U.K. broker-dealer subsidiary, is subject to the capital requirements of the U.K. Financial Services Authority. Any failure to comply with these capital requirements could impair our ability to conduct our business.

Our operations and infrastructure may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across diverse markets, and the transactions we process have become increasingly complex. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairments, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We have outsourced certain aspects of our technology infrastructure including data centers, disaster recovery systems, and wide area networks, as well as some trading applications. We are dependent on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.

We also face the risk of operational failure of or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in New York City, Boston, San Francisco and London work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures, or our entry into new business areas, may result in additional risks and uncertainties in our business.

We have grown and intend to continue to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments or acquisitions or enter into joint ventures, we expect to face numerous risks and uncertainties in combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In January 2006, we entered into a venture with two of our employees to hold a minority interest in Cowen Quantitative Strategies LLC, a market neutral statistical arbitrage proprietary trading program. Our participation in this venture, and any other ventures that we may enter into, may subject us to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. Conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute our stockholders’ ownership of our firm. Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:

•       problems with the effective integration of operations;

•       inability to maintain key pre-acquisition business relationships;

•       increased operating costs;

•       exposure to unanticipated liabilities; and

•       difficulties in realizing projected efficiencies, synergies and cost savings.

At the end of 2006 we announced our entry into asset management services and in the beginning of 2007 we expanded our sector coverage into alternative energy. Our expansion into these areas, as well as our further expansion into merchant banking will require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to report our financial results timely and accurately and on our stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are required to complete our initial assessment by the filing of our Form 10-K for the year ended December 31, 2007. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet this deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control system could cause us to suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price.

After we had included our combined financial statements for the years ended December 31, 2005, 2004 and 2003 in the initial filing with the SEC of our registration statement in connection with our IPO, we determined that our combined financial statements contained certain misstatements. The restatement of our combined financial statements increased cumulative net income for the five-year period ended December 31, 2005 by $18.0 million, decreased group equity at December 31, 2005 by $1.0 million, and increased both cumulative cash provided by operating activities and cumulative cash used in financing activities for the three-year period ended December 31, 2005 by $283.3 million. While management does not believe the restatement was a result of a material weakness in our internal controls, there can be no assurance as to the effect of the restatement on an assessment of our internal controls and there can be no assurance that other misstatements will not occur in our annual or interim financial statements in the future.

Risks Related to Our Separation from Société Générale

Certain of our oversight and control functions have been performed in the past by Société Générale and we may be unsuccessful in performing such functions, which may leave us exposed to unidentified or unanticipated risks.

Prior to our IPO in July 2006, certain of our oversight and control functions were provided by Société Générale. In connection with our IPO we created our own oversight and control functions. If we were unsuccessful in the implementation of these oversight and control functions we may be exposed to unidentified or unanticipated risks. For example, prior to our IPO, significant aspects of our risk management policies and procedures were performed by Société Générale. As a result of our IPO, we reevaluated and developed our own risk management policies and procedures and have hired employees to develop and administer these policies. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. For example, we are exposed to the risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we periodically review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee. There can be no assurance that our stand-alone risk management policies and procedures will be successful in detecting or addressing these risks.

Our historical financial results as a part of Société Générale may not reflect what our results would have been as a separate, stand-alone entity.

The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial condition and cash flows would have been had we been an independent company during the periods presented. This is primarily a result of the following factors:

•       Since we did not operate, and Société Générale did not account for us, as a separate, stand-alone entity for the historical periods prior to our IPO, we made adjustments and allocations in preparing our financial statements, including in respect of the costs and expenses of various general and administrative services provided by Société Générale to our business, and the assumptions underlying those adjustments and allocations may not prove to be accurate.

•       As part of Société Générale, we received the benefit of lower costs due to economies of scale, shared services and increased purchasing power with vendors due to the size of the overall organization.

•       Our effective tax rates for the years ended December 31, 2006, 2005, and 2004 and were 10.7%, 8.7%, and 3.3%, respectively. Our effective tax rate for 2006 was relatively low due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to our IPO and pre-IPO amortization of goodwill. Our low effective tax rates in 2005 and 2004 were primarily attributable to continued net operating losses for tax purposes, which were retained by Société Générale following our separation. As a result, we expect our effective tax rate to be approximately 45% beginning in 2007.

Accordingly, to the extent that our historical financial information is not reflective of what our results of operations, financial condition and cash flows would have been had we been an independent company during the periods presented, that historical financial information will not be a reliable indicator of what our results of operations, financial condition and cash flows will be in the future.

Risks Related to Our Industry

Difficult market conditions could adversely affect our business in many ways.

Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our sales and trading business, from which we have historically generated a significant portion of our revenues. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

Increases in regulation of the capital markets may have an adverse impact on our business.

Highly publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act and the corporate governance rules imposed by self-regulatory organizations may divert companies’ attention away from capital markets transactions. In particular, companies that are or are planning to become publicly traded are incurring significant expenses and are allocating significant resources in order to comply with the SEC standards relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to recently adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subjected to limitations or conditions on our business activities. In addition, we could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously affect our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts, which have drawn scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. While we have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

As an investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Although our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

In connection with our separation from Société Générale, we entered into an Indemnification Agreement with Société Générale, wherein, among other things, Société Générale agreed to indemnify us for all liability arising out of all known, pending or threatened litigation (including the cost of such litigation) and arbitrations and certain known regulatory matters, in each case, that existed prior to the date of our IPO. Société Générale, however, will not indemnify us, and we will instead indemnify Société Générale, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of our IPO and certain known regulatory matters. See Item 3—“Legal Proceedings” for a discussion of the matters covered by these indemnification provisions.

Employee misconduct could harm us and is difficult to detect and deter.

It is not always possible to deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees. For example, the misconduct of Frank Gruttadauria and Guillaume Pollet, as described in Item 3—“Legal Proceedings,” resulted in substantial financial costs for internal investigations and in defending against (and, in the Gruttadauria matter, in resolving) private damages claims and regulatory investigations. Both matters were the subject of numerous articles in the financial press and in other publications that mentioned us by name. The harm to our reputation and to our business caused by such matters is impossible to quantify. For information on our treatment of litigation expenses, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation.”

Risks Related to Our Shares

Provisions of our organizational documents may discourage an acquisition of us.

Our organizational documents contain provisions that impede the removal of directors and may discourage a third party from making a proposal to acquire us. Our board is classified, and directors may only be able to be removed for cause and by the affirmative vote of at least 80% of our then-outstanding capital stock entitled to vote. Our board has the ability to take defensive measures that could impede or thwart a takeover such as, under certain circumstances, adopting a poison pill, or causing us to issue preferred stock that has greater voting rights than the common stock. If a change of control or change in management that stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

Our directors, executive officers and other employees have significant influence over matters requiring stockholder approval, which could delay or prevent a change of control.

Our directors, executive officers and other employees beneficially own approximately 19% (25% on a fully diluted basis) of our common stock. In addition, we will continue to use equity as a component of our compensation program, which will result in our employees owning a greater percentage of our outstanding common stock. Consequently, our directors, executive officers and other employees, to the extent their interests are aligned, collectively may be able to significantly influence matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. In addition, these stockholders could exercise their influence in a manner that is not in the best interest of our other stockholders.

Future sales of our common stock could cause our stock price to decline.

Sales of substantial amounts of common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. As of December 31, 2006, Société Générale was our largest stockholder, owning 9.22% of our common stock. Pursuant to an agreement we entered into with Société Générale in connection with our separation, we have provided Société Générale registration rights for all of its shares. Société Générale may currently exercise its registration rights at any time. If Société Générale exercises its registration rights for a significant amount of its shares or otherwise disposes of a significant amount of its shares, the market price of our common stock may decline.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain any future earnings to fund the development and growth of our business. We, therefore, do not anticipate paying cash dividends in the foreseeable future. Accordingly, you must rely on sales of your shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our headquarters are located at 1221 Avenue of the Americas, New York, New York, and comprise approximately 109,619 square feet of leased space, pursuant to a sublease agreement expiring in 2013. We also lease approximately 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015. Our London office is located at Broadgate West Phase II, 1 Snowden Street, 11th Floor, London, EC2A 2DQ and is subject to a lease agreement expiring in 2017. We believe that all of our properties and facilities are well maintained. We do not anticipate a need for additional office space in the near term.

Item 3.   Legal Proceedings

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under federal securities and other laws in connection with securities offerings and other transactions, as well as advice and opinions we provide concerning strategic transactions. In addition, like most financial institutions, we are often the subject of claims made by current and former employees arising out of their employment or termination of employment with us. We are involved in a number of judicial, regulatory and arbitration matters arising in connection with our business including those described below.

Pursuant to SFAS No. 5, ‘‘Accounting for Contingencies,’’ we review the need for any loss contingency reserves, and we have established reserves for certain of these matters that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. In addition, in connection with our initial public offering (“IPO”), we entered into an Indemnification Agreement with Société Générale, wherein Société Générale has agreed to indemnify us for all liability arising out of all known, pending or threatened litigation and arbitrations and certain specified regulatory matters that exist at the time of our IPO. The Indemnification Agreement will also provide that Société Générale will indemnify us for all known or unknown liabilities, including litigation and related matters, arising from any business conducted by Société Générale or previously conducted by us to the extent that such business is not part of the businesses currently conducted by us. The liabilities for which Société Générale will indemnify us include the costs of legal fees and related expenses incurred in connection with the indemnified matters as well as any settlements or awards. Under the same agreement, we have agreed to indemnify Société Générale for all claims made after our IPO to the extent they relate to the businesses currently conducted by us and were not known or threatened at the time of our IPO. All of our material pending legal proceedings are described below. These material proceedings, along with certain other immaterial known, pending or threatened litigations and arbitrations, are subject to indemnification by Société Générale under the Indemnification Agreement.

Gruttadauria Matters

In January 2002, we learned that Frank Gruttadauria (‘‘Gruttadauria’’), a former employee of SG Cowen Securities Corporation’s (“SGCSC’s”) retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including us. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against us arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. We cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. We have also reached settlements with the vast majority of former customers, and have arbitrated several other customers’ claims. We are attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against us in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s actions. The parties have resolved this separate matter which was also subject to the Indemnification Agreement between Société Générale and us. To the extent that we incur additional legal fees or pay any fine or monetary sanction in connection with Gruttadauria’s actions, we will be indemnified by Société Générale.

Lernout & Hauspie Litigation

We are one of several defendants named in lawsuits involving Lernout & Hauspie Speech Products, N.V. (‘‘L&H’’):

•       In Nisselson v. Lernout, et al., No. 05-1774, filed in the United States District Court for the District of Massachusetts on May 5, 2003, the Trustee of the Dictaphone Litigation Trust alleged that we made material misrepresentations to Dictaphone while we were a financial advisor to L&H on its acquisition of Dictaphone, and further alleged that we published materially misleading research on L&H, in violation of various federal and state laws. On August 9, 2004, the District Court granted our motion to dismiss the amended complaint. The Trustee appealed the District Court’s ruling to the United States Court of Appeal for the First Circuit and, on November 8, 2006, the First Circuit affirmed the dismissal of all claims against us. On February 23, 2007, the plaintiff filed a petition for writ of certiorari to the Supreme Court of the United States. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

•       In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al., Civil Action No. 00-CV-5965 (D.N.J.) filed in the United States District Court for the District of New Jersey, on December 8, 2000, short-sellers of L&H stock allege that we violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H’s stock price through our role as underwriter and adviser for L&H on several acquisitions and through our published research on L&H. On April 3, 2001, we filed a motion to dismiss which was denied by the court and we subsequently filed an answer denying liability. On November 10, 2006, we filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against us in which they sought, alternatively, the striking of our answer or an adverse jury instruction. Although both motions have been fully briefed, no date has been set for oral argument. Discovery has not been stayed pending resolution of the motions. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

In re: Initial Public Offering Securities Litigation

We are one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain initial public offerings, including us, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify six “focus” cases as class actions. We are a named defendant in four of these “focus” cases. We appealed the class certification decision to the Second Circuit Court of Appeals and on December 4, 2006, the Second Circuit reversed the district court’s decision and remanded the matter for reconsideration in light of the Second Circuit’s opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the district court stayed discovery in the consolidated banc. On January 24, 2007, the Second Circuit instructed defendants to submit a response to plaintiffs’ petition. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

IPO Antitrust Actions

We and other underwriters are defendants in two separate, but related, antitrust actions alleging that the underwriter defendants conspired to fix initial public offering underwriting fees at 7%. On February 11, 1999, the United States District Court in the Southern District of New York (the “Court”) consolidated three actions brought by purchasers of securities in initial public offerings under the caption In re Public Offering Fee Antitrust Litigation, 98 Civ. 7890 (LMM). In that action, plaintiffs’ damages claims were dismissed by the district court, but their claims for injunctive relief remain pending. In a related case, on April 10, 2001, the Court consolidated  several actions filed by certain issuers of initial public offerings under the caption In re Issuer Plaintiff Initial Public Offering Antitrust Litigation, No. 00 Civ. 7804 (LMM). In this action, the damages are unspecified and the district court had denied the defendants’ motion to dismiss. On April 18, 2006, the court denied the issuer plaintiffs’ motion for class certification and ordered further briefing on the investor plaintiffs’ motion for class certification. The plaintiffs have also filed a joint motion for summary judgment on liability and the issuers have filed a motion for leave to amend their Consolidated Class Action Complaint. The district court proceedings in both actions are stayed pending resolution of the issuers’ motion for class certification, which is on appeal. The Second Circuit heard oral argument on the appeal on March 19, 2007. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

Adelphia Communications Corp. Litigation

We are a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family who controlled Adelphia took advantage of Adelphia’s assets, including through the use of certain loans, or ‘‘co-borrowing facilities,’’ that allowed the family to take more than $3 billion for their private use. We have been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which we participated as a member of the underwriting syndicate. All four actions are pending before the United States District Court for the Southern District of New York. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

These actions are generally referred to as the “Adelphia Securities Class Action”, “W.R. Huff Asset Management”, “Appaloosa”, and “Stocke”. The district court granted our motion to dismiss all federal securities claims brought against us in the Adelphia Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the district court preliminarily approved the settlement. A fairness hearing before Judge McKenna was held on November 10, 2006, and he entered an order approving the settlement on November 20, 2006. Our share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the indemnification agreement between Société Générale and us). This amount has been placed in an escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the United States Court of Appeals for the Second Circuit. If Judge McKenna’s approval of the settlement is upheld on appeal or otherwise becomes final, claims made by all class members who did not opt out (including plaintiffs in Stocke) will be dismissed and released. The court also has granted in part and denied in part certain motions to dismiss filed by various defendants, including us, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in our motions in these cases. In addition, in August 2005 the district court denied our motion to dismiss based on Huff’s lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit Court of Appeals of that ruling. The Second Circuit granted our petition to appeal under 28 U.S.C. § 1292, and that appeal is pending. In addition to the cases in which we have been named as a defendant, we may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which we participated. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

We are also one of many defendants in two related adversary proceedings filed in the Adelphia Bankruptcy Proceeding, which is pending in the United States Bankruptcy Court for the Southern District of New York. These adversary proceedings were filed by the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders (the “Committees”). Both of these cases raise a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia Securities Class Action and other cases described above. With respect to us and other investment banks, the complaints taken together set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. On August 30, 2005, the bankruptcy court ruled that the two Committees have standing to prosecute the adversary proceedings, but has not ruled on the various motions to dismiss that are pending, including motions filed by us. On February 9, 2006, the district court withdrew the reference from the bankruptcy court so that after the bankruptcy court rules on the pending motions, the cases will proceed before the district court. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

In re: HealthSouth Corporation Bondholder Litigation

We have been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama on January 8, 2004 as a result of our predecessor’s involvement as one of the initial purchasers in a March 1998 private placement of debt securities issued by HealthSouth Corporation, which were subsequently exchanged for materially identical registered securities. The complaint alleges that the offering materials for the private placement and the registration statement in the associated offering violated federal securities laws by failing to disclose HealthSouth’s subsequently revealed accounting irregularities. On June 8, 2006, the district court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against us). On August 21, 2006, following plaintiffs’ subsequent submission of amendments to the complaint, the district court so-ordered a stipulation and order dismissing all amended counts against us. The dismissal is not yet a “final” judgment from which an appeal may be taken by plaintiffs. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

Arbinet IPO Litigation

We were one of several named defendants in a putative securities class action filed in the United States District Court for the District of New Jersey on  September 2, 2005. The plaintiffs in this matter sought to recover losses allegedly caused by misrepresentations and omissions in connection with the December 2004 initial public offering of Arbinet-thexchange, an electronic marketplace for trading, routing and settling telecommunications capacity. The complaint alleged that these misrepresentations and omissions artificially inflated the price of Arbinet’s securities and that subsequent disclosures of the true state of Arbinet’s market and its business in May and June 2005 caused Arbinet’s securities to decline in value. The defendants, including us, filed a motion to dismiss the complaint and, on December 22, 2006, the court granted defendants’ motion, dismissing the complaint in its entirety, but granting leave to re-plead. By stipulation and order dated January 22, 2007, plaintiffs agreed that the case should be dismissed with prejudice, each side to bear its own costs. Accordingly, the case now has been fully resolved in our favor.

Crossroads Systems, Inc. Litigation

We are one of three underwriter defendants in a lawsuit filed in the District Court of Travis County, Texas, on May 24, 2006 by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices. The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which were led by us, purposely underpriced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients who shared their profits with the underwriters either directly or indirectly through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified. In July 2006, we filed an answer denying the allegations of the complaint, and the case is now in the discovery phase. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

Madden Litigation

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against us in San Francisco Superior Court. Plaintiffs allege that we negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. According to the complaint, plaintiffs received restricted

FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, we removed the case to United States District Court for the Northern District of California. On August 17, 2006 we filed a motion to dismiss the complaint. Plaintiffs are seeking a remand to state court. On March 8, 2007, the court granted our motion to dismiss, with leave to replead, and denied Plaintiffs’ move to remand. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

Stanton Litigation

On June 6, 2005, SGC Partners I LLC, SGC Partners II LLC, SG Merchant Banking Fund, SG Capital Partners LLC and former employees of SGCSC were served with a First Amended Complaint in a case entitled Janice E. Stanton v. SGC Partners I, LLC, Case No. 02-40208, Adv. No. 05-40145 (“Stanton I”). The action was brought in connection with the bankruptcy proceeding filed by House of Lloyd (“HOL”) pending in that court. The Trustee seeks damages based on claims of breach of fiduciary duty, corporate waste, fraudulent transfers, insider preferences and illegal distributions. On December 29, 2006, the Trustee filed a separate complaint against us, Cowen Capital Partners, LLC, and SG Americas Securities, LLC (“SGAS”) in a case entitled Janice E. Stanton v. Cowen and Company, LLC et al., Case No. 02-40208, Adv. No. 06-04283 (“Stanton II”) based on virtually identical facts alleged in Stanton I arising out of the HOL bankruptcy. The complaint further alleges that we owned and controlled the Defendants in Stanton I and/or that we are the successor of the defendants in Stanton I. The two cases have been consolidated. Discovery is proceeding with a trial date scheduled for January 22, 2008. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

Regulatory Inquiries and Investigations

In addition to the litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which, except as noted below, are not covered by the above-referenced Indemnification Agreement between us and Société Générale. The most significant regulatory matters are as follows:

•       The SEC commenced an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS, which was formerly an affiliate of ours), who was terminated by us in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. The trading activity at issue involved private placements in public equity, or so-called ‘‘PIPE’s.’’ We received a Wells Notice in July 2004, and submitted a response in August 2004. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by Société Générale.

•       Based on information voluntarily disclosed by us to regulators, the SEC and NYSE are conducting informal inquiries that appear to be focused principally on certain conduct of a research salesperson who we terminated in late 2004. The employee was discharged after we discovered that the employee had sought and obtained access to sensitive information about a company, shared such information with certain of his clients and others, and made investment recommendations to clients based in part on that information. We have cooperated fully with this continuing investigation. To the extent that we incur additional legal fees or pay any fine or monetary sanction related to this matter, we will not be indemnified by Société Générale.

•       We have provided various data and information to the NASD in response to its request for information as part of an industry-wide “sweep” relating to our gifts, gratuities and entertainment policies, practices, and procedures. In addition, we have also received a subpoena for documents and information from the SEC, and additional requests for information from the NASD, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of our error accounts primarily involving an unaffiliated mutual fund company. We are cooperating fully with these continuing investigations. To the extent that we incur additional legal fees or pay any fine or monetary sanction related to this matter, we will not be indemnified by Société Générale.

•       We received requests for documents and information from the SEC’s Office of Compliance Inspections and Examinations seeking documents and certain financial and other information concerning, among other things, our various trading desks, institutional sales team and internal accounts, including error accounts, and related compliance procedures. We are cooperating fully with this inquiry. To the extent that we incur additional legal fees or pay any fine or monetary sanction related to this matter, we will not be indemnified by Société Générale.

In October 2004, we received a request from the NYSE, as part of an industry-wide ‘‘sweep,’’ for data and information relating to our compliance with provisions of the federal securities laws, and related rules and regulations, concerning delivery of prospectuses and/or product descriptions in connection with customer purchases of, among other things, new issue securities, mutual funds and exchange-traded funds. We have provided periodic reports to the NYSE concerning our progress in responding to their request and will continue to cooperate fully with this continuing inquiry. We will be indemnified by Société Générale in part against any liabilities, including legal fees that arise out of any future litigation or the pending regulatory investigation relating to this matter.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

The principal market on which the company’s common stock is traded is the Nasdaq Global Market under the symbol “COWN.” The following table sets forth the high and low sales price of our common stock for the third quarter of 2006 from the date of our IPO and for the fourth quarter of 2006, the only full quarter for which a public market for the Company’s common stock has existed. As of March 19, 2007 there were 18 registered holders of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street’’ name.

	Sales Price
	High	Low
July 13, 2006 to September 30, 2006	$16.73	$13.40
Fourth Quarter 2006	$21.40	$14.45

Dividends

The Company has not declared or paid any cash dividends on our common stock. Our board of directors does not anticipate authorizing the payment of cash dividends in the foreseeable future and intends to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.   Selected Financial Data

The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected Consolidated Statements of Financial Condition data and statement of operations data as of and for the years ended December 31, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements. The selected Consolidated Statement of Financial Condition data as of and for the year ended December 31, 2003 was derived from our audited consolidated financial statements, whereas the selected statement of operations data for that same period was derived from our unaudited financial statements. The selected Consolidated Statement of Financial Condition data and statement of operations data as of, and for the year ended, December 31, 2002 was derived from our unaudited consolidated financial statements. Our selected consolidated financial data is only a summary and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our audited consolidated financial statements and related notes included elsewhere in this Annual Statement on Form 10-K.

	Year Ended December 31,
	2006	2005	2004		2003	2002
						(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$164,342	$126,253	$113,795		$104,863	$77,479
Commissions	93,346	93,450	99,669		120,056	147,724
Principal transactions	64,376	52,250	64,519		54,326	66,139
Interest and dividend income	17,766	16,990	9,504		12,302	19,060
Other	5,137	5,348	5,574		1,412	804
Total revenues	344,967	294,291	293,061		292,959	311,206
Expenses
Employee compensation and benefits	215,707	172,128	170,546		156,202	194,095
Non-compensation expense(1)	112,644	109,848	63,533	(2)	210,976 (3)	346,230 (4)
Total expenses	328,351	281,976	234,079		367,178	540,325
Operating income (loss)	16,616	12,315	58,982		(74,219)	(229,119)
Gain (loss) on exchange memberships	25,843	918	(1,993)		(1,195)	—
Income (loss) before income taxes	42,459	13,233	56,989		(75,414)	(229,119)
Provision for (benefit from) income taxes	4,548	1,152	1,877		(1,040)	27
Net income (loss)	$37,911	$12,081	$55,112		$(74,374)	$(229,146)
Earnings per share:
Weighted average common shares outstanding:
Basic	12,903	12,900	12,900		12,900	12,900
Diluted	12,966	12,900	12,900		12,900	12,900
Earnings per share:
Basic	$2.94	$0.94	$4.27		$(5.77)	$(17.76)
Diluted	$2.92	$0.94	$4.27		$(5.77)	$(17.76)

	As of December 31,
	2006	2005	2004	2003	2002
				(unaudited)	(unaudited)
	(in thousands)
Consolidated Statements of Financial Condition Data:
Total assets	$684,438	$785,339	$820,350	$717,980	$750,054
Total liabilities	466,310	411,388	466,872	455,037	357,005
Total stockholders’ equity (2006) and group equity (2005-2002)	$218,128	$373,951	$353,478	$262,943	$393,049

(1)          Includes floor brokerage and trade execution, net service fees, communications, occupancy and equipment, marketing and business development, litigation and related costs, depreciation and amortization, interest and other expenses.

(2)          Includes a net benefit of $46.9 million related to accruals for insurance recoveries and the net reversal of previously accrued reserves in 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)          Includes a charge of $71.7 million related to loss contingency reserves established in 2003.

(4)          Includes a charge of $187.6 million for the impairment of goodwill associated with Société Générale’s acquisition of our predecessor company.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors. As of December 31, 2006 our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity, convertible and other equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading business. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause our sales and trading revenues to vary from period to period. Because these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from year to year. We are also subject to various legal and regulatory actions that impact our business and financial results.

During the period from 2004 to 2006, the equity markets were generally characterized by increasing stock prices, increased capital markets issuance and an increased volume of mergers and acquisition transactions. During that same period, we experienced an increase in our volume of capital raising activities, leading to improved investment banking revenues. Our sales and trading business continued to experience the effects of increased competition in the brokerage industry. Over the past several years, the entrance of new competitors such as electronic communications networks into the brokerage sector has resulted in a reduction of broker assisted trading volume and commission rates. Although recent client and product initiatives resulted in an 8% increase in our sales and trading revenues in 2006, competitive pressures in the secondary equities business have caused our sales and trading revenues to decline from previous levels. We remain confident in the long-term market opportunity for our business primarily due to positive long-term growth and investment trends in our target sectors and expected continued demand for our specialized services; however, because we are primarily focused on the healthcare, technology, media and telecommunications, alternative energy and consumer sectors, our period-over-period operating results may be different than performance levels indicated by broader market trends.

Public Equity

We experienced favorable market conditions for much of the first six months of 2006. Public capital raising activity began a broad decline across all sectors toward the end of the second quarter and in the third quarter but became more favorable again in the fourth quarter ended December 31, 2006. For the twelve months ended December 31, 2006, new issue activity, including IPOs, secondary offerings and convertible debt offerings increased modestly compared to 2005. When measured by number of offerings, new issue activity increased by 2% year-over-year. When measured by total proceeds, new issue activity increased by 17% year-over-year. Cowen’s growth sectors experienced a more significant increase than the overall market in 2006, with the number of transactions up 15% and total proceeds up 52% from 2005.

Private Equity

Private market capital raising activity also increased for the year ended December 31, 2006 relative to 2005. Year-over-year, the number of private investments in public equities (“PIPEs”) and registered direct placements (“RDs”) increased by approximately 3%. When measured by total proceeds, the increase was more dramatic, with the total proceeds up 18%.

Strategic Advisory

Merger and acquisition activity on a year-over-year basis increased in 2006 when measured by both aggregate transaction value and number of transactions. Transaction value in 2006 increased 33% across all sectors and increased 34% within Cowen’s growth sectors compared to 2005. When measured by the total number of transactions, year-over-year volume increased 10% across all sectors and was up 6% within Cowen’s growth sectors.

Sales and Trading

The equity trading environment remained challenging, despite increased activity on both the New York Stock Exchange and NASDAQ where year-over-year volumes increased 5% and 13%, respectively.

Separation from Société Générale

On July 12, 2006, we completed our IPO and became an independent public company. Prior to our IPO, we had for approximately eight years, been a wholly owned subsidiary of Société Générale.

Our separation from Société Générale presented certain challenges, risks and uncertainties. In particular, we were required to assume certain support functions and replicate certain facilities, systems, and infrastructure previously performed for us, or provided to us by Société Générale or one of its affiliates. In this regard, we believe that we have successfully replicated the required support functions by hiring a number of individuals to perform such functions as internal audit, compliance and risk management. We also believe that we have in all material respects successfully replicated the necessary facilities, systems and infrastructure utilized in our business.

We are also focused on the impact our separation from Société Générale will have on our cost structure. In the past when we created a number of our own support functions, we were able to reduce costs relative to those charged to us by Société Générale by eliminating services that were not required to run our business. We have been able to reduce certain costs upon our separation from Société Générale; however, we recognize that other costs have increased as a result of the separation. At this time, the majority of cost increases are a result of hiring additional support staff to take over certain functions, such as internal audit, compliance and risk management, which were previously provided in whole, or in part, by Société Générale. Most of the expense of these additional hires is compensation related and was subsumed in our target compensation to revenue ratio of 58% to 60%. We do not believe that this increase in compensation had a material impact on the amount available to compensate our front office personnel. In addition, we have purchased certain equipment and licensed certain products, such as a risk management system, as part of taking over these support functions. We also recognize that certain costs will increase as a result of decreased purchasing power and size compared with that previously provided by our association with Société Générale. Finally, we have incurred certain additional costs related to the corporate governance and reporting obligations associated with being a public company. The net result was an increase to our costs, but it is not expected to have a material effect on our operating results. Examples of cost increases incurred in 2006 include the following:

•       Our compensation expense increased by $15.8 million in 2006 due to the expense associated with the initial grant of equity to our senior employees in connection with our IPO and the expense associated with the deferred compensation plans that were terminated as a result of our separation from Société Générale. The increase in compensation expense related to the deferred compensation plans will have no impact on our results in 2007 and future years. The annual expense associated with the initial grant of equity to our senior employees will be $10.4 million, $10.0 million, $6.9 million, $5.5 million and $0.8 million in the years 2007, 2008, 2009, 2010 and 2011, respectively.

•       Our occupancy costs increased as a result of our entering into new leases, including a sublease with Société Générale for our New York City location. The increase associated with these occupancy related costs was $1.2 million in 2006. The increase in occupancy cost will be recurring.

•       The expense associated with our clearing arrangement with Société Générale increased by $1.9 million in 2006 primarily as a result of a new clearing agreement executed in connection with our IPO. We have subsequently entered into a new clearing arrangement with National Financial Services and anticipate that our future clearance costs will be materially lower than those incurred in 2006.

In connection with our separation from Société Générale and our becoming a public company, we made a payment representing a return of capital to SGASH in the amount of $180.3 million. As a result of this payment, our stockholders’ equity was reduced from approximately $374.0 million at the end of 2005 to $207.0 million immediately following our IPO. Under the terms of the Separation Agreement (see Note 11), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. We have accrued approximately $2.0 million as a capital distribution payable to Société Générale related to this final review.

We do not believe that this reduction in our stockholders’ equity had a material impact on our existing operations as the level of initial equity was determined based on our estimate of the appropriate amount needed to operate our existing businesses and to expand certain businesses, such as our listed options business. We will, however, need to carefully review our allocation of capital to new business opportunities in the future and will need to take a selective approach to entering new businesses. In addition, we will no longer have the ability to seek capital contributions from Société Générale in the event we incur significant unexpected liabilities or losses in the future. In the event we require additional capital for new businesses or to fund losses, we will need to seek such capital through the sale of additional common stock, or through other debt financings. The reduction in our stockholders’ equity has resulted in a reduction in our interest earning assets, which in turn has resulted in a reduction in our interest income.

Prior to our IPO we had a low effective tax rate primarily as a result of continued net operating losses for tax purposes and, in 2006, as a result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. We expect our effective tax rate to increase significantly as we will no longer have the benefits of these items, nor will we have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. Such benefits were retained by Société Générale. As a result, we expect our effective tax rate to be approximately 45% in 2007 and subsequent years.

Basis of Presentation

Our consolidated financial statements have been prepared as if we had been a stand-alone entity for the periods presented prior to our IPO in July 2006. Our consolidated financial statements for those periods prior to the IPO have also been prepared assuming that SG Americas Securities Holdings, Inc. (“SGASH”) transferred all of its interest in Cowen and Cowen International Limited (“CIL”) to the Company.

Our consolidated financial statements primarily include the carve-out accounts of Cowen, and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL.

In April 2004, Société Générale reorganized SG Cowen Securities Corporation (“SGCSC”) into two separate single member limited liability broker-dealers: SG Cowen & Co., LLC and SG Americas Securities, LLC (“SGAS”). The financial statements of SGAS have not been included in our financial statements. In February 2006, SG Cowen & Co., LLC changed its name to Cowen & Co., LLC and SG Cowen Europe Limited changed its name to CIL. In May 2006, Cowen & Co., LLC changed its name to Cowen and Company, LLC. Cowen and Company, LLC clears its securities transactions on a fully disclosed basis through its clearing broker and does not carry customer funds or securities.

The consolidated financial statements for the year ended December 31, 2006 included elsewhere in this Annual Report have been prepared in conformity with U.S. GAAP. The consolidated financial information included herein may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented prior to the date of our IPO.

The consolidated results include the revenues generated and expenses incurred based on customer relationships and related business activities. Certain of our expenses are based on shared services that were provided by Société Générale or one of its affiliates prior to the IPO. These expenses primarily related to providing employee-related services and benefits, technology and data processing services and corporate functions including tax, legal, compliance, finance and operations. Costs included in the consolidated financial statements for shared services were determined based on costs to the affiliated entity and allocated based on our usage of those services.

The consolidated statements of operations do not include litigation expenses incurred by us in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by us. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to this matter in our consolidated statements of financial condition and cash flows related to this matter as financing activities in the audited consolidated statements of cash flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC.

All intercompany accounts and transactions have been eliminated in consolidation.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and from providing strategic advisory services in mergers and acquisitions and similar transactions. Our investment banking revenues are derived primarily from small and mid-capitalization companies within our target sectors of healthcare, technology, media and telecommunications and consumer. During 2006 we derived a portion of our investment banking revenue from the alternative energy sector which we covered out of our technology group. In early 2007, we created a separate and distinct alternative energy group.

•       Underwriting revenues.   We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, underwriting fees and selling concessions. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

•       Private placement revenues.   We earn agency placement fees in non-underwritten transactions such as private placements, PIPEs and RDs. We record private placement revenues on the closing date of the transaction. Expenses associated with generating agency placement fees are recognized primarily as marketing and business development expense, net of client reimbursements, when related revenue is recognized or the engagement is otherwise concluded.

•       Strategic advisory revenues.   Our strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. We also earn fees for related advisory work such as providing fairness opinions. We record strategic advisory revenues when the transactions or the services (or, if applicable, separate components thereof) to be performed are substantially complete, the fees are determinable and collection is reasonably assured. Expenses associated with generating strategic advisory fees are recognized primarily as marketing and business development expense, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

Sales and Trading

Our sales and trading revenues consist of commissions and principal transactions revenues. Our management reviews sales and trading revenue on a combined basis as the majority of the revenue in both line items is derived from the same group of clients. In addition, the majority of our trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in principal transactions. We derive our sales and trading revenue primarily from trading equity and equity-linked securities on behalf of institutional investors. In 2006, we added a group of professionals dedicated to sales and trading activities related to listed options. We also added a professional dedicated to developing soft dollar relationships.

•       Commissions.   Our sales and trading business generates commission revenue from securities trading commissions paid by institutional investor clients. Commissions are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

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

Interest and Dividend Income

Interest and dividend income primarily consists of interest earned on our interest bearing assets and net interest and dividends on securities maintained in trading accounts related to our sales and trading business. In conjunction with our separation from Société Générale and our becoming a public company we have made a payment representing a return of capital to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in 2007. In addition, we have transferred $72.3 million into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly. Excess reserves related to these settled matters will be returned to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow.

Other

Other revenue includes fees for managing a portfolio of merchant banking investments on behalf of Société Générale and other third party investors, miscellaneous income such as fees for managing venture capital investments on behalf of an inactive employee fund and fees for the delivery of equity research related to unbundling agreements with certain of our institutional investor clients. Fees for managing the portfolio of merchant banking assets and venture capital investments are earned on a monthly basis pursuant to the terms of agreements with Société Générale and other third party investors.

Expenses

A significant portion of our expense base is variable, including employee compensation and benefits, brokerage and clearance, communications, and marketing and business development expenses. Certain of our expenses are largely fixed in nature, the most significant of which include expenses associated with rent and occupancy, outsourced services such as information technology infrastructure, presentation center, copy center and library services.

Compensation Expense

Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees (as described below) in connection with our IPO, and, commencing in 2007, expenses associated with our ongoing Cowen equity plan, which is a component of annual employee compensation. According to our equity plan, employees who earn total compensation above a designated level will have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. The amount of restricted equity awards paid to an employee is determined using a pre-determined formula such that higher levels of compensation will be more heavily weighted toward equity awards. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

We intend to incur employee compensation and benefits expense equal to between 58% and 60% of total revenues, plus, through 2011, the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. We may change our target percentages at any time. This target percentage includes all cash and non-cash compensation and benefit expense, with the exception of the initial grant of equity which is comprised of nonqualified stock options and nonvested restricted shares, and, in 2006, the vesting and payments related to deferred compensation plans (including the SG Corporate and Investment Banking Partnership) that were terminated as a result of our separation from Société Générale and our becoming a public company.

The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was $5.2 million in 2006 and will be $10.4 million, $10.0 million, $6.9 million, $5.5 million, and $0.8 million in the years 2007, 2008, 2009, 2010, and 2011, respectively. We have accounted for our equity awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Compensation and benefit expense in 2006, and prior years, included expense associated with deferred compensation plans that were terminated as a result of our separation from Société Générale. In 2006, $10.6 million of compensation expense related to terminated deferred compensation plans (including the SG Corporate and Investment Banking Partnership).

In 2005 and 2004, our compensation arrangement with Société Générale was based generally on a compensation-to-revenue ratio and a profit sharing arrangement. The profit sharing arrangement allowed us to increase employee compensation as a result of increased profitability due to lower non-compensation expenses. We no longer utilize a profit sharing arrangement. In each of these years, our total compensation and benefits expense was approximately 58% of total revenues.

Non-compensation Expense

Floor brokerage and trade execution.   These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We entered into a new commercial clearing agreement with SGAS as a result of our separation from Société Générale and our becoming a public company, which replaced our pre-existing clearing agreement with SGAS. The initial terms of the clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time we commenced operations with a new clearing firm.

Service fees, net.   These expenses include fees for outsourcing services, including certain support functions such as information technology infrastructure, management and support, net of fees earned related to presentation center and library services provided by the Company to SGAI during the years ended December 31, 2006, 2005 and 2004.

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

Other.   Other expenses include consulting fees, professional fees, and implementation costs related to outsourcing and other projects, insurance premiums, exchange membership fees (net), research delivery costs and other related expenses.

Gain (Loss) on Exchange Memberships.   These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

The taxable results of the Company’s U.S. operations were historically included in the consolidated income tax returns of SGAI through the IPO date. The tax results of the Company’s U.K. operations were historically included in the tax returns of SG London Branch through April 30, 2006. For the period May 1,

2006 through December 31, 2006, the U.K. operations are included in CIL’s U.K. tax filing. The U.S. impact of CIL’s operations is included in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date and in the Company’s tax filings post-IPO.

The income tax provision reflected in this Annual Report is presented as if we operated on a stand-alone basis, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Our effective tax rates for the years ended December 31, 2006, 2005 and 2004 were 10.7%, 8.7% and 3.3%, respectively.

The low effective tax rate in 2006 is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. The low effective tax rates in 2005 and 2004 are primarily attributable to continued net operating losses for tax purposes. We expect our effective tax rate to increase significantly as we will no longer have the benefits of these items, nor will we have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. Such benefits were retained by Société Générale. As a result, we expect our effective tax rate to be approximately 45% in 2007 and subsequent years.

Results of Operations

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Overview

Total revenues increased $50.7 million, or 17.2%, to $345.0 million for the twelve months ended December 31, 2006 compared with $294.3 million in 2005. This increase was primarily due to an increase in investment banking revenues of $38.1 million and an increase in sales and trading related revenues of $12.0 million.

Total expenses increased $46.4 million, or 16.4%, to $328.4 million for the twelve months ended December 31, 2006 compared with $282.0 million in 2005, primarily due to an increase in compensation expense. Compensation expense increased for a number of reasons including; the increase in total revenues, 58% of which were used for compensation, expense associated with the accelerated vesting of deferred compensation plans that were terminated as a result of our separation from Société Générale and expense associated with the initial grant of equity to our employees in connection with our IPO. Total non-compensation expenses increased $2.8 million, or 2.5%, during the twelve months ended December 31, 2006 compared with 2005, primarily due to an increase in occupancy related expenses as a result of our new sublease in New York, our new office in London, an increase in floor brokerage and trade execution related expenses due to increased volumes and increased pricing under our clearing agreement with SGAS. These increases were partially offset by a decrease in certain allocated costs which terminated after our separation from Société Générale and litigation and related costs. We recorded net income of $37.9 million for the twelve months ended December 31, 2006 compared with $12.1 million in 2005. Net income for the twelve months ended December 31, 2006 included one-time gains on exchange memberships, including $24.8 million realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006. The Company directed its interests from the merger to SGASH.

The following table provides a comparison of our revenues and expenses for the periods presented:

	2006	2005	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$164,342	$126,253	$38,089	30.2%
Commissions	93,346	93,450	(104)	NM
Principal transactions	64,376	52,250	12,126	23.2
Interest and dividend income	17,766	16,990	776	4.6
Other	5,137	5,348	(211)	(3.9)
Total revenues	344,967	294,291	50,676	17.2
Expenses
Employee compensation and	215,707	172,128	43,579	25.3
Floor brokerage and trade	11,838	10,025	1,813	18.1
Service fees , net	16,961	18,446	(1,485)	(8.1)
Communications	24,289	22,985	1,304	5.7
Occupancy and equipment	17,772	15,071	2,701	17.9
Marketing and business	12,581	12,382	199	1.6
Litigation and related costs	4,411	6,930	(2,519)	(36.3)
Depreciation and amortization	2,369	2,140	229	10.7
Interest	980	1,178	(198)	(16.8)
Other	21,443	20,691	752	3.6
Total expenses	328,351	281,976	46,375	16.4
Operating income	16,616	12,315	4,301	34.9
Gain on exchange memberships	25,843	918	24,925	2,715
Income before income taxes	42,459	13,233	29,226	220.9
Provision for income taxes	4,548	1,152	3,396	294.8
Net income	$37,911	$12,081	$25,830	213.8%

NM—indicates not meaningful.

Revenues

Investment Banking

Investment banking revenues increased $38.1 million, or 30.2%, to $164.3 million for the year ended December 31, 2006 compared with $126.2 million in 2005. The increase reflects improved results in our capital raising activities. Our underwriting revenues increased $25.1 million, or 45.5%, to $80.2 million for the year ended December 31, 2006 compared with $55.1 million during the same period in the prior year. The increase in underwriting revenues was the result of increased transaction volume, which increased by 32% and an increase in our average revenues per transaction. We lead managed 39% of our underwritten transactions in 2006. Our private placement revenues increased $36.3 million, or 122.6%, to $65.9 million for the year ended December 31, 2006 compared with $29.6 million in 2005. The increase in private placement revenues was primarily attributable to an increase in both the number and median size of the transactions completed in 2006. The increase in capital raising revenues were partially offset by a decrease of $23.3 million, or 56.2%, in strategic advisory fees to $18.2 million for the twelve months ended December 31, 2006 compared with $41.5 million in 2005. The decrease in strategic advisory fees was primarily the result of a decrease in the size of the transactions completed in 2006 and, to a lesser extent, the number of transactions closed.

Sales and Trading

•      Commissions

Commissions decreased slightly to $93.3 million for the year ended December 31, 2006 compared with $93.4 million in 2005. These results were primarily attributable to a reduction in commission rates partially offset by an increase in trading volume.

•      Principal Transactions

Principal transactions increased $12.1 million, or 23.2%, to $64.4 million for the year ended December 31, 2006 compared with $52.3 in 2005. This increase was primarily due to higher over-the-counter equity volumes as well as improved revenues related to our convertible bond business.

Interest and Dividend Income

Interest and dividend income increased $0.8 million, or 4.6%, to $17.8 million for the year ended December 31, 2006 compared with $17.0 million in 2005, resulting primarily from higher average interest rates during 2006, partially offset by lower average interest bearing assets in 2006 compared with 2005. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in the future.

Other

Other revenues decreased $0.2 million, or 3.9%, to $5.1 million for the year ended December 31, 2006 compared with $5.3 million in 2005. This decrease was primarily attributable to the decrease in fees for managing the portfolio of merchant banking assets and venture capital investments, partially offset by addition of equity research fee income associated with unbundling arrangements with certain of our institutional investor clients.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $43.6 million, or 25.3%, to $215.7 million for the year ended December 31, 2006 compared with $172.1 million in 2005. This increase was primarily attributable to the application of our target compensation and benefits expense to revenue ratio to the increased revenues during 2006 as compared to 2005. In addition, there was an accelerated vesting expense of $10.6 million related to deferred compensation plans that were terminated as a result of our separation from Société Génerale and $5.2 million of expense associated with the initial grant of equity to our employees in connection with the IPO. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the year ended December 31, 2006. Employee compensation and benefits expense as a percentage of total revenues was 58.5% for 2005.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees increased $1.8 million, or 18.1%, to $11.8 million for the year ended December 31, 2006 compared with $10.0 million in 2005. This increase was primarily attributable to an increase in volumes and increased pricing under our clearing agreement with SGAS. We recently entered into a long term relationship with a new clearing firm.

Service Fees, net

Net service fees decreased $1.5 million, or 8.1%, to $17.0 million for the year ended December 31, 2006 compared with $18.5 million in 2005. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO, partially offset by the full year effect of the outsourcing of our information technology infrastructure.

Communications

Communications expense increased $1.3 million, or 5.7%, to $24.3 million for the year ended December 31, 2006 compared with $23.0 million in 2005. This increase was primarily attributable to increased costs associated with third-party trade related and other market data services fees.

Occupancy and Equipment

Occupancy and equipment expense increased $2.7 million, or 17.9%, to $17.8 million for the year ended December 31, 2006 compared with $15.1 million in 2005. This increase was primarily attributable to an increase in rent expense under our new sublease for our New York office space, new London office space and an increase in certain software license fees.

Marketing and Business Development

Marketing and business development expense increased $0.2 million, or 1.6%, to $12.6 million for the year ended December 31, 2006 compared with $12.4 million in 2005. This increase was primarily due to an increase in conference related costs, partially offset by a decrease in travel and entertainment related expenses.

Litigation and Related Costs

Litigation and related costs decreased $2.5 million, or 36.3%, to $4.4 million for the year ended December 31, 2006 compared with $6.9 million in 2005. This decrease in litigation and related costs was primarily attributable to elimination of certain expenses which are now covered under the Indemnification Agreement with Société Générale.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 10.7%, to $2.4 million for the year ended December 31, 2006 compared with $2.2 million in 2005. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006.

Gain on Exchange Memberships

Gain on exchange memberships increased $24.9 million to $25.8 million for the twelve months ended December 31, 2006 compared to $0.9 million in the prior year. This increase was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred on March 7, 2006. NYSE members were entitled to receive cash and shares of NYSE Group common stock for each NYSE membership seat. We held seven NYSE membership seats at the date of the merger. The Company directed its interests from the merger to SGASH. The remaining gain occurred on November 16, 2006, as a result of the demutualization of the New York Mercantile Exchange (“NYMEX”), the Company exchanged its seats at the Commodity Exchange (“COMEX”) for 16,800 shares of restricted NYMEX common stock and two trading rights in the restructured COMEX. The NYMEX shares and the trading rights were recognized at fair value at the date of exchange, and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares that were received from the exchange at the time of demutualization.

Provision for Income Taxes

We reported a tax provision of $4.5 million for the year ended December 31, 2006, which reflects an effective tax rate of 10.7% compared to a tax provision of $1.2 million in 2005, which reflects an effective tax rate of 8.7%. The 2006 low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. We expect our effective tax rate to increase significantly as we no longer retain tax benefits related to these items. We also no longer have the benefit of net operating loss carryforwards to offset federal and most state and local income taxes. SGAI has retained these tax benefits in connection with our separation from Société Générale. As a result, we expect our effective tax rate to be approximately 45% in 2007 and subsequent years.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Overview

Total revenues increased $1.2 million, or 0.4%, to $294.3 million for the year ended December 31, 2005 compared with $293.1 million for the year ended December 31, 2004. This increase was primarily due to increases in investment banking revenues of $12.5 million and interest and dividend income of $7.5 million, offset partially by a decrease in sales and trading revenues of $18.5 million.

Fluctuations in litigation and related costs caused by $46.9 million of accruals for insurance recoveries and the net reversal of previously accrued reserves in 2004 significantly affected year-over-year operating results comparisons. Total expenses increased $47.9 million, or 20.5%, to $282.0 million for the year ended December 31, 2005 compared with $234.1 million in the prior year primarily due to the impact of accruals for insurance recoveries and the net reversal of previously accrued reserves noted above on our total expenses in 2004. Total expenses and total non-compensation expenses, in each case excluding litigation and related costs, decreased $3.9 million and $5.5 million, respectively, in 2005 compared with the prior year. We recorded net income of $12.1 million in 2005 compared with $55.1 million in 2004.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period-to-Period
	2005	2004	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$ 126,253	$ 113,795	$ 12,458	10.9%
Commissions	93,450	99,669	(6,219)	(6.2)
Principal transactions	52,250	64,519	(12,269)	(19.0)
Interest and dividend income	16,990	9,504	7,486	78.8
Other	5,348	5,574	(226)	(4.1)
Total revenues	294,291	293,061	1,230	0.4
Expenses
Employee compensation and	172,128	170,546	1,582	0.9
Floor brokerage and trade	10,025	16,136	(6,111)	(37.9)
Service fees , net	18,446	24,389	(5,943)	(24.4)
Communications	22,985	19,812	3,173	16.0
Occupancy and equipment	15,071	14,633	438	3.0
Marketing and business	12,382	12,087	295	2.4
Litigation and related costs	6,930	(44,835)	51,765	NM
Depreciation and amortization	2,140	2,409	(269)	(11.2)
Interest	1,178	825	353	42.8
Other	20,691	18,077	2,614	14.5
Total expenses	281,976	234,079	47,897	20.5
Operating income	12,315	58,982	(46,667)	(79.1)
Gain (loss) on exchange memberships	918	(1,993)	2,911	NM
Income before income taxes	13,233	56,989	(43,756)	(76.8)
Provision for income taxes	1,152	1,877	(725)	(38.6)
Net income	$ 12,081	$ 55,112	$ (43,031)	(78.1)%

NM indicates not meaningful

Revenues

Investment Banking

Investment banking revenues increased $12.5 million, or 10.9%, to $126.3 million for the year ended December 31, 2005 compared with $113.8 million in the prior year, reflecting significant improvements in the dollar volume of mergers and acquisitions advisory assignments. Strategic advisory fees increased $22.6 million, or 119.6%, to $41.5 million for the year ended December 31, 2005 compared with $18.9 million in the prior year and included several significant assignments in terms of total fees paid per transaction. Our underwriting revenues decreased $15.6 million, or 22.1%, to $55.1 million for the year ended December 31, 2005 compared with $70.7 million in the prior year. The decrease in underwriting revenues was consistent with the trend in the overall market as the number of underwritten public equity transactions in our target sectors fell by 29% in 2005. Our decrease in underwriting revenues was partially offset by an increase in both the number and median deal size of Private Investments in Public Equities (“PIPEs”) and Registered Directs (“RDs”) we completed during 2005. Our underwriting and other capital raising business increased in the fourth quarter of 2005, resulting in over 35% of 2005 revenue from these businesses being booked in that quarter. We lead managed 40% of our underwritten transactions in 2005.

Sales and Trading

•                    Commissions

Commissions decreased $6.2 million, or 6.2%, to $93.5 million for the year ended December 31, 2005 compared with $99.7 million in 2004 due primarily to lower trading volumes and, to a lesser extent, commission rates.

•                    Principal Transactions

Principal transactions revenues decreased $12.3 million, or 19.0%, to $52.3 million for the year ended December 31, 2005 compared with $64.5 million in 2004 due primarily to lower trading gains resulting from lower trading volumes and, to a lesser extent, sale credits, partially offset by lower trading losses associated with the facilitation of client orders. Compared with the more robust corporate equity issuance environment in 2004, growth equity issuance in our target sectors for 2005 was down, which also impacted our trading volumes. Our convertible trading business also experienced a difficult market environment in early 2005, resulting in a loss of $1.0 million, net of commissions, for the year, which further affected results.

Interest and Dividend Income

Interest and dividend income increased $7.5 million, or 78.8%, to $17.0 million for the year ended December 31, 2005 compared with $9.5 million in 2004 due primarily to higher average interest bearing assets and higher interest rates in 2005 relative to 2004.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense increased $1.6 million, or 0.9%, to $172.1 million for the year ended December 31, 2005 compared with $170.5 million in the prior year. This increase was primarily attributable to increased variable compensation under the compensation system with Société Générale that included a profit sharing arrangement, partially offset by a $0.3 million increase in the cash surrender value of corporate owned life insurance we use to economically hedge certain aspects of a voluntary deferred compensation plan for key executives. The profit sharing arrangement allowed us to increase employee compensation as a result of the reduction in our non-compensation expense excluding litigation and certain other corporate expenses. We have not had a profit sharing arrangement in place subsequent to the IPO. Employee compensation and benefits expense as a percentage of total revenues was 58.5% for the year ended December 31, 2005 and 58.2% for the year ended December 31, 2004.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees decreased $6.1 million, or 37.9%, to $10.0 million for the year ended December 31, 2005 compared with $16.1 million in 2004. This reduction in fees was primarily related to a full year of savings related to our clearing agreement with an affiliate of Société Générale, which was renegotiated in January 2005.

Service Fees, net

Service fees decreased $5.9 million, or 24.4%, to $18.4 million for the year ended December 31, 2005 compared with $24.4 million in 2004. This decrease was primarily attributable to the outsourcing of a portion of our information technology infrastructure, including help desk, data warehousing and information technology hardware in July 2005 and the negotiation of more favorable terms under certain service level agreements with Société Générale.

Communications

Communications expense increased $3.2 million, or 16.0%, to $23.0 million for the year ended December 31, 2005 compared with $19.8 million in 2004. This increase was primarily attributable to increased costs associated with third-party trade related and other market data services.

Occupancy and Equipment

Occupancy and equipment expense increased $0.4 million, or 3.0%, to $15.1 million for the year ended December 31, 2005 compared with $14.6 million in 2004. This increase was primarily attributable to additional office space leased at one of our locations and increased application software support fees partially offset by reduced fixed asset service fees.

Marketing and Business Development

Marketing and business development expense increased $0.3 million, or 2.4%, to $12.4 million for the year ended December 31, 2005 compared with $12.1 million in 2004. This increase was primarily due to increased travel, entertainment and lodging related costs.

Litigation and Related Costs

Litigation and related costs increased $51.8 million to $6.9 million for the year ended December 31, 2005 compared with $(44.8) million in 2004. The variance in litigation and related costs was attributable to the accrual for insurance recoveries and the net reversal of previously accrued reserves associated with the settlement of certain litigation matters in 2004.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million, or 11.2%, to $2.1 million for the year ended December 31, 2005 compared with $2.4 million in 2004. This decrease was primarily attributable to reduced amortization of capitalized information technology investments, partially offset by increased software amortization costs.

Other

Other expense increased $2.6 million, or 14.5%, to $20.7 million for the year ended December 31, 2005 compared with $18.1 million in 2004. This increase was primarily a result of implementation costs related to our information technology outsourcing project as well as increased insurance premiums.

Gain (Loss) on Exchange Memberships

Gain (loss) on exchange memberships was a gain of $0.9 million for the year ended December 31, 2005 compared with a loss of $2.0 million in 2004. The $0.9 million gain in 2005 was primarily related to the receipt of shares in the Chicago Board of Trade as a result of its demutualization. The $2.0 million loss in 2004 related to an impairment charge on our exchange memberships.

Provision for Income Taxes

The provision for taxes was $1.2 million in 2005, which reflects an effective tax rate of 8.7%, compared to $1.9 million in 2004, which reflects an effective tax rate of 3.3%. Our low effective tax rates in 2005 and 2004 were primarily attributable to continued net operating losses for tax purposes, which were retained by Société Générale following our separation.

Liquidity and Capital Resources

Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2006, we had cash and cash equivalents of $185.0 million.

As part of our separation from Société Générale and our becoming a public company, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders’ equity to be $207.0 million immediately after the IPO as agreed upon with Société Générale. Under the terms of the Separation Agreement (see Note 11 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. The Company has accrued approximately $2.0 million as a capital distribution payable to Société Générale related to this final review.

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

At December 31, 2006, our net capital under the SEC’s Uniform Net Capital Rule was $54.4 million, or $53.4 million in excess of the minimum required net capital.

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At December 31, 2006, CIL’s financial resources of approximately $4.4 million exceeded the minimum requirement of $3.3 million by approximately $1.1 million.

Cash Flows

Year ended December 31, 2006.   Cash increased by $182.9 million for the twelve months ended December 31, 2006 from the prior year, primarily as a result of cash provided by operating activities, partially offset by cash used in financing activities. In conjunction with our separation from Société Générale and our becoming a public company, we made a payment representing a return of capital to SGASH in the amount of $180.3 million. This distribution was the amount necessary to cause our stockholders’ equity to be $207.0 million immediately after the IPO as agreed upon with Société Générale. The increase in cash for the twelve months ended December 31, 2006 and the cash used to distribute this $180.3 million payment to SGASH was primarily funded by the decrease in securities purchased under agreements to resell with related parties of $411.0 million.

Our operating activities provided $388.6 million of cash due to net income of $37.9 million and cash provided by changes in operating assets of $286.9 million, including an increase in cash from changes in operating liabilities of $81.6 million and a decrease in non-cash revenue and expense items of $17.9 million. The change in operating liabilities of $81.6 million was primarily due to an increase in securities sold, not yet purchased, at fair value, of $108.4 million partially offset by a decrease in employee compensation and benefits payable of $40.9 million. The change in operating assets of $286.9 million primarily resulted from a decrease in securities purchased under agreements to resell with related parties of $411.0 million, which caused cash to increase by that amount, offset by an increase in restricted cash pursuant to an escrow agreement of $52.1 million and an increase of $57.7 million in receivable from brokers, dealers and clearing brokers. Net non-cash revenue and expense items consisted primarily of a million $24.8 million gain on exchange memberships.

Our investing activities consumed $11.8 million due to purchases of fixed assets. Net cash used in financing activities of $193.9 million was primarily attributable to a net capital distribution of $180.3 million to Société Générale.

Year ended December 31, 2005.   Cash increased $0.2 million in the year ended December 31, 2005 from the prior year, primarily due to positive operating cash flow, substantially offset by cash used in financing activities.

Our operating activities provided $44.9 million of cash due to net income of $12.1 million, including non-cash revenue and expense items of $3.5 million, and cash provided from the change in operating assets of $33.5 million, offset by a reduction in cash from the change in operating liabilities of $4.1 million. The non-cash items consist primarily of depreciation and amortization expense of $2.1 million and income tax expense of $1.2 million. Cash provided from the change in operating assets consisted primarily of $34.4 million from the reduction of securities purchased under agreements to resell, $23.2 million from the collection of insurance claims receivable and $10.6 million from the reduction of amounts due from affiliates, partially offset by an increase of $29.8 million in securities owned. Cash consumed by the decrease in operating liabilities was primarily attributable to $25.3 million related to the change in legal reserves and related payables, partially offset by an increase of $16.1 million in securities sold, not yet purchased.

We used $0.5 million in our investing activities, primarily in the purchase of fixed assets. Financing activities consisted of $1.4 million of net capital contributions from Société Générale and $45.7 million in payments related to the retail brokerage business not conducted by us.

Year ended December 31, 2004.   Cash increased $1.7 million during the year ended December 31, 2004 from the prior year, primarily due to positive cash flows from financing activities, substantially offset by cash used in operating activities and investing activities.

Our operating activities consumed $51.2 million of cash due to a reduction in cash from the change in operating assets of $100.0 million and a reduction in cash from the change in operating liabilities of

$12.9 million, partially offset by net income of $55.1 million, including non-cash revenue and expense items of $6.6 million. The change in operating assets related primarily to a $158.6 million increase in securities purchased under agreements to resell, partially offset by a reduction in receivables from brokers, dealers, and clearing brokers of $80.4 million. The reduction in cash from decreased operating liabilities was primarily attributable to $21.2 million related to the change in legal reserves and related payables and $6.7 million related to the change in payable to brokers, dealers and clearing brokers, partially offset by an increase in accounts payable, accrued expenses and other liabilities. The non-cash items consist primarily of depreciation and amortization expense of $2.4 million, an impairment of exchange memberships of $2.0 million and income tax expense of $1.9 million.

Our investing activities consisted of net purchases of fixed assets in the amount of $5.0 million. Financing activities consisted of $80.0 million of net capital contributions from Société Générale and $22.1 million in payments related to the retail brokerage business not conducted by us.

Credit Facilities

We have an irrevocable Letter of Credit for $5.0 million issued by the Bank of New York (“BONY”) at the prime commercial lending rate, expiring on July 12, 2008, supporting our Boston office lease. We have another irrevocable Letter of Credit for $100 thousand issued by BONY at the prime commercial lending rate, expiring on July 26, 2008, supporting our worker compensation insurance with Safety National Casualty Corporation.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2006:

	Payments due by Period
	Total	2007	2008	2009-2010	2011 and Thereafter
	(in thousands)
Operating lease obligations	$66,306	$8,866	$8,981	$18,679	$29,780
Other contractual obligations	36,789	11,118	11,578	14,093	—
Total	$103,095	$19,984	$20,559	$32,772	$29,780

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2006; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A - “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk.”

We are a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated statements of financial condition for these arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

Our significant accounting policies are summarized in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•       the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•       the impact of the estimate or assumption on our financial condition or operating performance is material.

Using these criteria, we believe the following to be our critical accounting policies:

Revenue Recognition

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which we act as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, and fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. “Securities owned” and “securities sold, not yet purchased” and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our consolidated statements of operations. Financial instruments carried at contract amounts include “receivable from brokers, dealers and clearing brokers”, “payable to brokers, dealers and clearing brokers”, “securities purchased under agreements to resell with related party” and “corporate finance and syndicate receivables.”

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, we estimate the fair value of these instruments using various pricing models and the information available to us that we deem most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield and other factors generally pertinent to the valuation of financial instruments.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is not amortized; instead these assets are evaluated at least annually for impairment.

The Company monitors goodwill annually or more frequently if events or circumstances indicate a possible impairment. A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, goodwill impairment is recognized. Fair value is based on factors such as projected cash flows, revenue multiples of comparable exchange listed companies, and/or the price of our stock.

Legal and Regulatory Reserves

In the normal course of business, we have been named a defendant in a number of lawsuits and other legal and regulatory proceedings. Such proceedings include actions brought against us and others with respect to transactions in which we acted as an underwriter or financial advisor, actions arising out of our activities as a broker or dealer in securities and actions brought on behalf of various classes of claimants against many securities firms, including us. We estimate potential losses that may arise out of legal and regulatory proceedings and recognize liabilities for such contingencies to the extent such losses are probable and the amount of loss can be reasonably estimated. We review outstanding claims with internal and external counsel to assess probability and estimates of loss. We reassess the risk of loss as new information becomes available, and reserves are adjusted, as appropriate. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, litigation and related costs have significantly impacted our financial results.

Recently Issued Accounting Standards, Not Yet Adopted

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing FAS 159.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the impact, if any, that the adoption of FAS 157 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48,  Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating, the impact, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments. We trade in equity and convertible debt securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

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

Credit Risk

We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. A substantial portion of our transactions are collateralized and are executed with and on behalf of institutional investor clients including other brokers or dealers, commercial banks and other financial institutions. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our clearing agreement, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations with respect to a transaction executed by the affiliate as a clearing agent. However, as noted above, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. We also seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

Inflation Risk

Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation and communications charges, which may not be readily recoverable in the prices of services we offer. To the extent inflation results in rising interest rates and has other adverse effects on the securities markets, it may adversely affect our  financial condition and results of operations in certain businesses.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through continual assessment, reporting and monitoring of potential operational risks.

Item 8.                        Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are listed in Item 15—“Exhibits and Financial Statement Schedules” of this Annual Report. “Supplemental Information—Quarterly Information” is included after Note 19, Subsequent Events.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, as of December 31, 2006, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information regarding our executive officers included in Part I of this Form 10-K under the caption “Executive Officers” is incorporated herein by reference. The information in the definitive proxy statement for our 2007 annual meeting of stockholders under the captions “Class I Directors—Terms Ending in 2009,” “Class II Directors—Terms Ending in 2008,” and “Class III Directors—Nominees For Terms Ending in 2010,” “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee,” “Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process,” “Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates,” “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.                 Executive Compensation

The information in the definitive proxy statement for our 2007 annual meeting of stockholders under the captions “Executive Compensation—Compensation and Benefits Committee Report,” “Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation” and “Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the definitive proxy statement for our 2007 annual meeting of stockholders under the captions “Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers,” “Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information in the definitive proxy statement for our 2007 annual meeting of stockholders under the captions “Information Regarding the Board of Directors and Corporate Governance—Director Independence,” “Certain Relationships and Related Transactions—Transactions with Related Persons,” and “Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons” is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The information in the definitive proxy statement for our 2007 annual meeting of stockholders under the captions “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees” and “Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy” is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this Annual Report on Form 10-K:

1.                 Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-39 hereof.

2.                 Financial Statement Schedules

Separate financial statement schedules have been omitted either because they are not applicable or because the required information is included in the consolidated financial statements.

3.                 Exhibits

See the Exhibit Index on pages E-1 through E-2 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report of Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cowen Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Cowen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' /group equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cowen Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 28, 2007

Cowen Group, Inc.
Consolidated Statements of Financial Condition
As of December 31, 2006 and 2005

	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$ 185,042	$ 2,150
Restricted cash pursuant to escrow agreement	52,099	—
Cash segregated under Federal or other regulations	—	1,107
Securities owned, at fair value	259,921	220,086
Securities purchased under agreements to resell with related party	—	410,981
Receivable from brokers , dealers and clearing brokers (see Note 12, Related Party Disclosures)	83,564	25,849
Corporate finance and syndicate receivables	27,022	16,120
Insurance claims receivable	—	5,316
Due from affiliates	1,367	568
Exchange memberships , cost (fair value of $2,561 and $27,019 at December 31, 2006 and 2005, respectively)	812	8,167
Furniture, fixtures , equipment and leasehold improvements (net of accumulated depreciation and amortization of $6,001 and $3,632 at December 31, 2006 and 2005, respectively)	12,629	3,223
Goodwill	50,000	50,000
Other assets	11,982	41,772
Total assets	$ 684,438	$ 785,339
Liabilities and Stockholders’ / Group Equity
Liabilities
Bank overdrafts	$ 1,858	$ 1,581
Securities sold , not yet purchased, at fair value	251,580	143,223
Payable to brokers , dealers and clearing brokers (see Note 12,
Related Party Transactions)	29,918	15,376
Employee compensation and benefits payable	116,021	156,924
Legal reserves and legal expenses payable (see Note 10, Commitments , Contingencies and Guarantees)	53,167	78,732
Accounts payable, accrued expenses and other liabilities (see Note 12, Related Party Transactions)	13,766	15,552
Total liabilities	466,310	411,388
Stockholders’ / Group equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 15,000,000 shares issued and 14,988,472 shares outstanding (including 2,088,472 restricted shares)	129	—
Additional paid-in capital	215,240	—
Retained earnings	2,759	—
Less common stock held in treasury, at cost: 11,528 shares at December 31, 2006 and -0- shares at December 31, 2005	—	—
Group equity	—	373,951
Total stockholders’ equity (2006)/group equity (2005)	218,128	373,951
Total liabilities and stockholders’/group equity	$ 684,438	$ 785,339

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(in thousands)
Revenues
Investment banking	$164,342	$126,253	$113,795
Commissions	93,346	93,450	99,669
Principal transactions	64,376	52,250	64,519
Interest and dividend income (see Note 12, Related Party Transaction)	17,766	16,990	9,504
Other	5,137	5,348	5,574
Total revenues	344,967	294,291	293,061
Expenses
Employee compensation and benefits	215,707	172,128	170,546
Floor brokerage and trade execution (see Note 12, Related Party Transactions)	11,838	10,025	16,136
Service fees, net (see Note 12, Related Party Transactions)	16,961	18,446	24,389
Communications	24,289	22,985	19,812
Occupancy and equipment (see Note 12, Related Party Transactions)	17,772	15,071	14,633
Marketing and business development	12,581	12,382	12,087
Litigation and related expense, net of recoveries	4,411	6,930	(44,835)
Depreciation and amortization	2,369	2,140	2,409
Interest	980	1,178	825
Other	21,443	20,691	18,077
Total expenses	328,351	281,976	234,079
Operating income	16,616	12,315	58,982
Gain (loss) on exchange memberships	25,843	918	(1,993)
Income before income taxes	42,459	13,233	56,989
Provision for income taxes	4,548	1,152	1,877
Net income	$37,911	$12,081	$55,112
Weighted average common shares outstanding:
Basic	12,903	12,900	12,900
Diluted	12,966	12,900	12,900
Earnings per share:
Basic	$2.94	$0.94	$4.27
Diluted	$2.92	$0.94	$4.27

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Changes in Stockholders’ / Group Equity
For the Years Ended December 31, 2006, 2005 and 2004

	Common		Additional			Stockholders’
	Shares	Common	Paid-in	Retained	Group	/ Group
	Outstanding	Stock	Capital	Earnings	Equity	Equity
	(amounts in thousands, except share amounts)
Balance, December 31, 2003	—	$—	$—	$—	$262,943	$262,943
Net income	—	—	—	—	55,112	55,112
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)	—	—	—	—	(46,829)	(46,829)
Capital contribution	—	—	—	—	82,252	82,252
Balance, December 31, 2004	—	—	—	—	353,478	353,478
Net income	—	—	—	—	12,081	12,081
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)	—	—	—	—	5,696	5,696
Capital contribution	—	—	—	—	2,696	2,696
Balance, December 31, 2005	—	—	—	—	373,951	373,951
Net income, pre IPO	—	—	—	—	35,152	35,152
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)	—	—	—	—	(1,817)	(1,817)
Capital contributions	—	—	—	—	6,843	6,843
Capital distributions (see Note 1)	—	—	—	—	(207,129)	(207,129)
Underwriting discount received in connection with the IPO (see Note 1)	—	—	3,020	—	—	3,020
Net income, post IPO	—	—	—	2,759	—	2,759
Stock issuance (see Note 1, includes 2,100,000 of restricted shares)	15,000,000	129	206,871	—	(207,000)	—
Amortization of share based compensation	—	—	5,349	—	—	5,349
Forfeitures of restricted stock awards	(11,528)	—	—	—	—	—
Balance, December 31, 2006	14,988,472	$129	$215,240	$2,759	$—	$218,128

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$37,911	$12,081	$55,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Exchange membership impairment	—	—	1,980
Gain on sale of exchange membership	(24,827)	108	—
Share-based compensation	5,440	105	383
Depreciation and amortization	2,369	2,140	2,409
Income taxes	(832)	1,152	1,877
(Increase) decrease in operating assets :
Restricted cash pursuant to escrow agreement	(52,099)	—	—
Cash segregated under federal and other regulations	1,107	(502)	(605)
Securities owned, at fair value	(39,835)	(29,768)	16,967
Securities purchased under agreement to resell	410,981	34,353	(158,604)
Receivable from brokers, dealers and clearing brokers	(57,715)	4,977	80,438
Corporate finance and syndicate receivables	(10,902)	(4,556)	1,347
Exchange memberships	—	(114)	—
Insurance claims receivable	5,316	23,184	(28,500)
Due from affiliates	(799)	10,562	(11,008)
Other assets	30,811	(4,668)	(83)
Increase (decrease) in operating liabilities :
Bank overdrafts	277	(1,474)	3,055
Securities sold, not yet purchased, at fair value	108,357	16,084	2,421
Payable to brokers , dealers and clearing brokers	14,542	612	(6,701)
Employee compensation and benefits payable	(40,903)	3,491	1,080
Legal reserves and legal expenses payable	2,206	(25,342)	(21,171)
Accounts payable, accrued expenses and other liabilities	(2,844)	2,511	8,385
Net cash provided by (used in) operating activities	388,561	44,936	(51,218)
Cash flows from investing activities
Proceeds from sale of exchange memberships	—	148	—
Proceeds from the sale of fixed assets	—	22	891
Purchase of fixed assets from Société Générale	(228)	—	—
Purchase of fixed assets	(11,547)	(705)	(5,923)
Net cash used in investing activities	(11,775)	(535)	(5,032)
Cash flows from financing activities
Payments related to the Retail brokerage business not conducted by the Company (see Note 1)	(27,771)	(45,670)	(22,064)
Capital distributions	(180,332)	—	—
Capital contributions, net	14,209	1,439	79,991
Net cash (used in) provided by financing activities	(193,894)	(44,231)	57,927
Net increase in cash	182,892	170	1,677
Cash and Cash Equivalents
Beginning of year	2,150	1,980	303
End of year	$185,042	$2,150	$1,980
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$801	$1,157	$829
Income taxes	3,351	—	—
Supplemental disclosure of non-cash flow information
Exchange membership demutualization	$—	$774	$—
Transfer to SGASH of consideration of NYSE merger with Archipelago	32,182	—	—
Accrued capital withdrawal payable to Société Générale	1,965	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Cowen Group, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware on February 15, 2006 with the issuance of 100 shares of common stock with a par value of $0.01 per share. The Company completed an initial public offering (“IPO”) of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. (“SGASH”). SGASH is a wholly-owned subsidiary of SG Americas, Inc. (“SGAI”), which in turn is a wholly-owned subsidiary of Société Générale. The Company is operated and managed on an integrated basis as a single operating segment and primarily provides research, institutional sales and trading and investment banking services to its clients.

Cowen and Company, LLC (“Cowen”), a Delaware single member limited liability company, is the United States (“U.S.”) broker-dealer subsidiary of Cowen Group, Inc. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, operating primarily in the United States. Cowen’s predecessor was SG Cowen Securities Corporation (“SGCSC”). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC (which subsequently was renamed as Cowen and Company, LLC) and SG Americas Securities, LLC (“SGAS”). Cowen clears its securities transactions on a fully disclosed basis through its clearing broker, SGAS, and does not carry customer funds or securities.

Cowen International Limited (“CIL”), a corporation formed under the laws of England and Wales, is the United Kingdom (“U.K.”) broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, and consumer, primarily in Europe. CIL’s predecessors were SG London Securities Limited and SG London Branch.

Cowen Capital Partners, LLC (“Cowen Capital”), a Delaware single member limited liability company, is the wholly-owned direct investment private equity subsidiary of the Company. Cowen Capital focuses on partnering with management teams to acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

Concurrent with the Company’s IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders’ equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement (See Note 11 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. The Company has accrued approximately $2.0 million as a capital distribution to Société Générale related to this final review. SGASH received all the proceeds from the issuance of 11,517,392 shares. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale.

Basis of Presentation

Management believes that these consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the Consolidated Statements of Financial Condition, Operations, Cash Flows, and Changes in Stockholders’ / Group Equity for the periods presented.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The consolidated financial statements for all periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The consolidated financial information included herein may not necessarily be indicative of the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

The Consolidated Statements of Operations do not include litigation expenses incurred by Cowen in connection with the Gruttadauria litigation and other legal matters related to the retail brokerage business of SGCSC, which was sold in October 2000, and is not part of the businesses currently conducted by the Company. The legal reserves related to this matter are included in legal reserves and legal expenses payable in the Consolidated Statements of Financial Condition. Before becoming a public company, payments related to the Gruttadauria litigation were included in the Consolidated Statements of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of Société Générale. After becoming a public company, these payments are included as operating activities. The effect of this indemnification on the Company’s consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company’s litigation and related expense.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Valuation of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Securities owned and securities sold, not yet purchased and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include receivable from brokers, dealers and clearing brokers, payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell and corporate finance and syndicate receivables.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, the Company estimates the fair value of these instruments using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell generally are collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be resold plus accrued interest. It is the Company’s policy to take possession or control of securities purchased under agreements to resell. The Company requires the fair value of the collateral to be equal to or in excess of the principal amount loaned under the resale agreements. The Company minimizes credit risk associated with these activities by monitoring credit exposure and collateral values on a daily basis and requiring additional collateral or principle to be deposited or returned when deemed appropriate.

Receivable from and Payable to Brokers, Dealers and Clearing Brokers

Amounts receivable from and payable to brokers, dealers and clearing brokers primarily include proceeds from securities sold short including commissions and fees related to securities transactions, net receivables and payables for unsettled transactions, and deposits with the clearing brokers. Proceeds related to securities sold, not yet purchased, may be restricted until the securities are purchased.

Corporate Finance and Syndicate Receivables

Corporate finance and syndicate receivables include receivables relating to the Company’s investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of December 31, 2006 and 2005.

Furniture, Fixtures, Equipment, and Leasehold Improvements

Furniture, fixtures, equipment, and computer software, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures, equipment and computer software is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease which range from one to nine years.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is not amortized. The Company monitors goodwill annually or more frequently if events or circumstances indicate a possible impairment.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with FAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, revenue multiples of comparable exchange listed corporations, and the trading price of the Company’s common shares.

Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

Exchange Memberships

Exchange memberships representing both ownership interest and the right to conduct business on the exchange are accounted for at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Stock-Based Compensation

Stock-based awards issued by Société Générale

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“FAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based awards issued by Société Générale under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, which requires that compensation be measured by the quoted market price of stock at the measurement date less the amount that the employee is required to pay. The Company had recognized compensation expense for these awards of $0.1 and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock incentive plans for the years ended December 31, 2005 and 2004. The compensation expense for stock options disclosed under the fair value method is not shown net of any tax effects as the Company has not taken any tax deductions for awards exercised by its employees.

	2005	2004
	(in thousands)
Net income, as reported	$12,081	$55,112
Add: Stock-based employee compensation expense included in reported net income	105	383
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(342)	(817)
Pro forma net income	$11,844	$54,678

When the Company adopted FAS 123R on January 1, 2006, the modified prospective transition method was used. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock-based compensation is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. All unvested stock-based awards vested on April 22, 2006, and accordingly, estimated forfeitures with respect to these awards were deemed to be zero. Therefore, no adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary in the preparation of these Consolidated Financial Statements, nor will any such future expense be deemed necessary. The Company recognized $0.1 million in compensation expense for these awards for the year ended December 31, 2006.

Stock-based awards issued by Cowen Group, Inc.

Upon becoming a public company, the Company established a stock-based compensation plan. Awards related to this plan are accounted for under the recognition and measurement provisions of FAS 123R. See Note 14 for a description of these awards.

Legal Reserves

The Company estimates potential losses that may arise out of legal and regulatory proceedings and recognizes liabilities for such contingencies to the extent such losses are probable and the amount of loss can be reasonably estimated. These amounts are reported in litigation and related costs, net of recoveries, on the Consolidated Statements of Operations. The Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with the Gruttadauria litigation matter (see Notes 10 and 11) as it relates to a business conducted by SGCSC that was sold in October 2000. As the successor of the named party in the litigation the Company recognizes the legal reserve related to this matter in the Consolidated Statements of Financial Condition.

Commissions

Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

Principal transactions

Principal transactions revenue includes net trading gains and losses from the Company’s market-making activities in over-the-counter common equity securities, convertible securities and options, from commitment of capital to facilitate customer trades for listed stocks and from proprietary trading activities. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

The Company’s securities and derivative financial instruments are recorded at fair value. Changes in net unrealized gains or losses are reflected in principal transactions in the Consolidated Statements of Operations.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative Financial Instruments

The Company uses U.S. Treasury futures and options to economically hedge proprietary trading positions. In addition, the Company uses options for proprietary trading activities. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Options are stated at fair value which is based on current market prices. Realized and unrealized gains and losses associated with futures transactions and options are included in principal transactions on the Consolidated Statements of Operations. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers on the Consolidated Statements of Financial Condition and were de minimis at December 31, 2006 and 2005. The Company also holds warrants, which are reported at fair value.

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options.

Leases

Leases are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. All of our leases are classified as operating leases.

Foreign Currency Translation

The Company’s assets and liabilities denominated in foreign currencies are translated based on the rate of exchange prevailing at each statement of financial condition date. Revenues and expenses are translated at the average exchange rates prevailing during the periods. Gains of $0.3 million on foreign currency transactions are included in other revenue in the Consolidated Statements of Operations.

Income Taxes

The taxable results of the Company’s U.S. operations were historically included in the consolidated income tax returns of SGAI through the IPO date. The tax results of the Company’s U.K. operations were historically included in the tax returns of SG London Branch through April 30, 2006. For the period May 1, 2006 through December 31, 2006, the U.K. operations are included in CIL’s U.K. tax filing. The U.S. impact of CIL’s operations is included in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date and in the Company’s tax filings post-IPO.

The income tax provision reflected in the Consolidated Statements of Operations is presented as if the Company operated on a stand-alone basis for all periods presented, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Accounting Developments

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing FAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 will have on the Company’s Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that an entity should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that the adoption of SAB 108 did not have a material impact on the Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s Consolidated Financial Statements.

Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), has two effective dates.  For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005.  For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  Two transition methods are available.  EITF 04-05 provides guidance for assessing when a general partner controls, and therefore should consolidate, a limited partnership or similar entity when the limited partners

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

have certain rights.  The Company has evaluated the impact of EITF 04-05 and determined that the adoption of EITF 04-05 did not result in the Company having to consolidate any limited partnerships that would otherwise not be consolidated absent EITF 04-05.

FASB Staff Position FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”) was finalized November 3, 2005 and is applicable to reporting periods beginning after December 15, 2005.  FSP 115-1/124-1 nullifies certain requirements of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.  FSP 115-1/124-1 provides guidance on determining whether an investment is impaired, whether impairment is temporary or other than temporary, measurement of the impairment loss, accounting subsequent to an impairment write-down, and disclosures about unrecognized losses.  The Company has determined that the adoption of FSP 115-1/124-1 did not have any impact on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS 154 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123(R).  FAS 123R amends FAS 123, Accounting for Stock-Based Compensation, and requires all share-based payments to employees to be recognized in the financial statements. FAS 123R was effective in fiscal years beginning after December 15, 2005. The Company adopted FAS 123R on January 1, 2006, and used the modified prospective transition method. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of FAS 123R did not have a material effect on the Company’s financial position, results of operations or cash flows, however, the level of future equity based compensation grants, if any, could have a material effect on amounts recorded in the Consolidated Statements of Operations.

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which (1) Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by Société Générale, and (2) Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (see Note 11, Separation from Société Générale and Other Related Matters, for further discussion of the Indemnification Agreement).

On July 12, 2006, the Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. Also on July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $52.1 million as of December 31, 2006.

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

5. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at December 31, 2006 and 2005:

	2006		2005
	Owned	Sold Not Yet Purchased	Owned	Sold, Not Yet Purchased
Corporate debt securities	$171,124	$91,904	$155,465	$56,427
Equity securities	54,802	156,449	31,168	86,796
Mutual funds	3,266	—	12,160	—
Money market funds	—	—	19,660	—
Options	25,874	3,106	—	—
Warrants	4,088	—	1,633	—
Govenments	767	—	—	—
Other	—	121	—	—
Total	$259,921	$251,580	$220,086	$143,223

Included in corporate debt securities owned are non-marketable securities totaling $0.9 million and $23.9 million at December 31, 2006 and 2005, respectively, which consist of securities that have not been registered under the Securities Act of 1933, and are being offered only to qualified institutional buyers under Rule 144A.

Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Consolidated Statements of Financial Condition. Substantially all securities owned are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

Amounts receivable from and payable to brokers, dealers and clearing brokers at December 31, 2006 and 2005 consist of the following:

	2006		2005
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$70,032	$22,215	$25,635	$8,860
Fees and commissions	13,532	7,703	214	6,516
Total	$83,564	$29,918	$25,849	$15,376

7. Exchange Memberships

Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. An impairment in value of the Company’s exchange memberships occurred in 2004, at which time the Company recorded an impairment loss of approximately $2.0 million. No impairment occurred in 2006 or 2005. The fair value of the exchange memberships was approximately $2.6 million and $27.0 million at December 31, 2006 and 2005, respectively.

On November 16, 2006, as a result of the demutualization of the New York Mercantile Exchange (“NYMEX”), the Company exchanged its seats at the Commodity Exchange (“COMEX”) for 16,800 shares of restricted NYMEX common stock and two trading rights in the restructured COMEX. The NYMEX shares and the trading rights were recognized at fair value on the date of exchange, and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares that were received from the exchange at the time of demutualization. The initial gain was recorded in gain on exchange memberships on the Consolidated Statements of Operations. The shares and the trading rights are included in securities owned and exchange memberships, respectively, in the Consolidated Statements of Financial Condition.

As of January 1, 2006, the Company owned seven New York Stock Exchange (“NYSE”) memberships with a carrying value on that date of $7.3 million. On March 7, 2006 the NYSE merger with Archipelago Holdings, Inc. (the “Merger”) was consummated and each member received cash and shares of NYSE Group, Inc. common stock. The Company recorded a gain of $24.8 million as a result of the merger, which is included in gain on exchange memberships in the Consolidated Statements of Operations. In connection with these events, the Company directed its interests from the Merger to SGASH. After the Merger, the right to trade on the Exchange ceased to be tied to membership. Trading privileges are now exercised through trading licenses obtained by Dutch auction. The Company purchased seven licenses.

On October 18, 2005, with the demutualization of the Chicago Board of Trade (“CBOT”) the Company exchanged its seats at the CBOT for Class A common shares and Class B membership interests of the restructured CBOT. The shares of the restructured CBOT were recognized at fair value at the date of exchange and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares and membership interests received from the exchange. The Class A shares and Class B membership interests of the restructured CBOT are included in securities owned, at fair value and exchange memberships, respectively, on the Consolidated Statements of Financial Condition.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Furniture, Fixtures, Equipment, and Leasehold Improvements

Furniture, fixtures, equipment, and leasehold improvements consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Leasehold improvements	$8,824	$1,285
Equipment	2,034	510
Furniture and fixtures	2,506	885
Computer software	5,266	4,175
Total	18,630	6,855
Less accumulated depreciation and amortization	6,001	3,632
Total	$12,629	$3,223

Depreciation and amortization expense related to furniture, equipment and leasehold improvements totaled approximately $1.4 million, $0.7 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to computer software costs totaled approximately $1.0 million, $1.4 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company wrote-off furniture, fixtures and equipment with a net book value of approximately $0.7 million. This write-off was included in depreciation and amortization expense on the Consolidated Statements of Operations.

Unamortized capitalized computer software costs as of December 31, 2006 and 2005, were $0.7 million and $1.7 million, respectively.

9. Goodwill

The Company has $50.0 million of goodwill recorded on the Consolidated Statements of Financial Condition that relates to Société Générale’s acquisition of the Company in 1998. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to FAS 142.

A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with FAS 142.  Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, revenue multiples of comparable exchange listed corporations, and the trading price of the Company’s common shares. Based upon analysis performed during the years ended December 31, 2006, 2005, and 2004 no impairment charges were recognized.

The following table reflects the changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Beginning balance	$50,000	$50,000
Goodwill acquired	—	—
Impairment losses	—	—
Ending balance	$50,000	$50,000

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Commitments, Contingencies and Guarantees

Litigation

The Company is subject to numerous litigation and regulatory matters, including securities class action lawsuits.

Although there can be no assurances as to the ultimate outcome, the Company has established reserves for litigation and regulatory matters that it believes are adequate as of December 31, 2006. The Company believes that the eventual outcome of the actions against it, including the matters described below, will not in the aggregate, have a material adverse effect on its financial position or cash flows, but may be material to its operating results for any particular period, depending on the level of the Company’s operating results for such period.

Following are summaries of the Company’s most significant pending legal and regulatory matters at December 31, 2006.

In January 2002, the Company learned that Frank Gruttadauria (‘‘Gruttadauria’’), a former employee of SG Cowen Securities Corporation’s (“SGCSC’s”) retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including the Company. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against the Company arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. The Company cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. The Company has also reached settlements with the vast majority of former customers, and has arbitrated several other customers’ claims. The Company is attempting to resolve the remaining disputes. Separately, the securities brokerage firm that purchased SGCSC’s former retail brokerage business in October 2000 had threatened to file an arbitration against the Company in connection with the liabilities, costs and expenses that it has incurred as a result of Gruttadauria’s actions. The parties have resolved this separate matter which was also subject to the Indemnification Agreement between Société Générale and the Company. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction in connection with Gruttadauria’s actions, the Company will be indemnified by Société Générale.

The Company is one of several defendants named in lawsuits involving Lernout & Hauspie Speech Products, N.V. (‘‘L&H’’):

•       In Nisselson v. Lernout, et al., No. 05-1774, filed in the United States District Court for the District of Massachusetts on May 5, 2003, the Trustee of the Dictaphone Litigation Trust alleged that the Company made material misrepresentations to Dictaphone while the Company was a financial advisor to L&H on its acquisition of Dictaphone, and further alleged that the Company published materially misleading research on L&H, in violation of various federal and state laws. On August 9, 2004, the District Court granted the Company’s motion to dismiss the amended complaint. The Trustee appealed the District Court’s ruling to the United States Court of Appeal for the First Circuit and, on November 8, 2006, the First Circuit affirmed the dismissal of all claims against the Company. On February 23, 2007, the plaintiff filed a petition for writ of certiorari to the Supreme Court of the United States. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

•       In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al., Civil Action No. 00-CV-5965 (D.N.J.) filed in the United States District Court for the District of New Jersey, on December 8, 2000, short-sellers of L&H stock allege that the Company violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H’s stock price through the Company’s role as underwriter and adviser for L&H on several acquisitions and through the Company’s published research on L&H. On April 3, 2001, the Company filed a motion to dismiss which was denied by the court and the Company subsequently filed an answer denying liability. On November 10, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against the Company in which they sought, alternatively, the striking of the Company’s answer or an adverse jury instruction. Although both motions have been fully briefed, no date has been set for oral argument. Discovery has not been stayed pending resolution of the motions. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain initial public offerings, including the Company, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify six “focus” cases as class actions. The Company is a named defendant in four of these “focus” cases. The Company appealed the class certification decision to the Second Circuit Court of Appeals and on December 4, 2006, the Second Circuit reversed the district court’s decision and remanded the matter for reconsideration in light of the Second Circuit’s opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the district court stayed discovery in the consolidated banc. On January 24, 2007, the Second Circuit instructed defendants to submit a response to plaintiffs’ petition. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company and other underwriters are defendants in two separate, but related, antitrust actions alleging that the underwriter defendants conspired to fix initial public offering underwriting fees at 7%. On February 11, 1999, the United States District Court in the Southern District of New York (the “Court”) consolidated three actions brought by purchasers of securities in initial public offerings under the caption In re Public Offering Fee Antitrust Litigation, 98 Civ. 7890 (LMM). In that action, plaintiffs’ damages claims were dismissed by the district court, but their claims for injunctive relief remain pending. In a related case, on April 10, 2001, the Court consolidated  several actions filed by certain issuers of initial public offerings under the caption In re Issuer Plaintiff Initial Public Offering Antitrust Litigation, No. 00 Civ. 7804 (LMM). In this action, the damages are unspecified and the district court had denied the defendants’ motion to dismiss. On April 18, 2006, the court denied the issuer plaintiffs’ motion for class certification and ordered further briefing on the investor plaintiffs’ motion for class certification. The plaintiffs have also filed a joint motion for summary judgment on liability and the issuers have filed a motion for leave to amend their Consolidated Class Action Complaint. The district court proceedings in both actions are

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

stayed pending resolution of the issuers’ motion for class certification, which is on appeal. The Second Circuit heard oral argument on the appeal on March 19, 2007. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family who controlled Adelphia took advantage of Adelphia’s assets, including through the use of certain loans, or ‘‘co-borrowing facilities,’’ that allowed the family to take more than $3 billion for their private use. The Company has been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which the Company participated as a member of the underwriting syndicate. All four actions are pending before the United States District Court for the Southern District of New York. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

These actions are generally referred to as the “Adelphia Securities Class Action”, “W.R. Huff Asset Management”, “Appaloosa”, and “Stocke”. The district court granted the Company’s motion to dismiss all federal securities claims brought against the Company in the Adelphia Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the district court preliminarily approved the settlement. A fairness hearing before Judge McKenna was held on November 10, 2006, and he entered an order approving the settlement on November 20, 2006. The Company’s share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the indemnification agreement between Société Générale and the Company). This amount has been placed in an escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the United States Court of Appeals for the Second Circuit. If Judge McKenna’s approval of the settlement is upheld on appeal or otherwise becomes final, claims made by all class members who did not opt out (including plaintiffs in Stocke) will be dismissed and released. The court also has granted in part and denied in part certain motions to dismiss filed by various defendants, including the Company, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in the Company’s motions in these cases. In addition, in August 2005 the district court denied the Company’s motion to dismiss based on Huff’s lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit Court of Appeals of that ruling. The Second Circuit granted the Company’s petition to appeal under 28 U.S.C. § 1292, and that appeal is pending. In addition to the cases in which the Company has been named as a defendant, the Company may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which the Company participated. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company is also one of many defendants in two related adversary proceedings filed in the Adelphia Bankruptcy Proceeding, which is pending in the United States Bankruptcy Court for the Southern District of New York. These adversary proceedings were filed by the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders (the “Committees”). Both of these cases raise a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia Securities Class Action and other cases described above. With respect to the Company and other investment banks, the complaints taken together set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. On August 30, 2005, the bankruptcy court ruled that the two Committees have standing to prosecute the adversary proceedings, but has not ruled on the various motions to dismiss that are pending, including motions filed by the Company. On February 9, 2006, the district court withdrew the reference from the bankruptcy court so that after the bankruptcy court rules on the pending motions, the cases will proceed before the district court. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company has been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama on January 8, 2004 as a result of the Company’s predecessor’s involvement as one of the initial purchasers in a March 1998 private placement of debt securities issued by HealthSouth Corporation, which were subsequently exchanged for materially identical registered securities. The complaint alleges that the offering materials for the private placement and the registration statement in the associated offering violated federal securities laws by failing to disclose HealthSouth’s subsequently revealed accounting irregularities. On June 8, 2006, the district court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against the Company). On August 21, 2006, following plaintiffs’ subsequent submission of amendments to the complaint, the district court so-ordered a stipulation and order dismissing all amended counts against the Company. The dismissal is not yet a “final” judgment from which an appeal may be taken by plaintiffs. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company was one of several named defendants in a putative securities class action filed in the United States District Court for the District of New Jersey on  September 2, 2005. The plaintiffs in this matter sought to recover losses allegedly caused by misrepresentations and omissions in connection with the December 2004 initial public offering of Arbinet-thexchange, an electronic marketplace for trading, routing and settling telecommunications capacity. The complaint alleged that these misrepresentations and omissions artificially inflated the price of Arbinet’s securities and that subsequent disclosures of the true state of Arbinet’s market and its business in May and June 2005 caused Arbinet’s securities to decline in value. The defendants, including the Company, filed a motion to dismiss the complaint and, on December 22, 2006, the court granted defendants’ motion, dismissing the complaint in its entirety, but granting leave to re-plead. By stipulation and order dated January 22, 2007, plaintiffs agreed that the case should be dismissed with prejudice, each side to bear its own costs. Accordingly, the case now has been fully resolved in the Company’s favor.

The Company is one of three underwriter defendants in a lawsuit filed in the District Court of Travis County, Texas, on May 24, 2006 by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices. The lawsuit alleges that the underwriters of Crossroads’ 1999 IPO, which were led by the Company, purposely underpriced the IPO for their own improper purposes.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients who shared their profits with the underwriters either directly or indirectly through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified. In July 2006, the Company filed an answer denying the allegations of the complaint, and the case is now in the discovery phase. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against the Company in San Francisco Superior Court. Plaintiffs allege that the Company negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, the Company removed the case to United States District Court for the Northern District of California. On August 17, 2006 the Company filed a motion to dismiss the complaint. Plaintiffs are seeking a remand to state court. On March 8, 2006, the court granted the Company’s motion to dismiss, with leave to replead, and denied Plaintiffs’ move to remand. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

On June 6, 2005, SGC Partners I LLC, SGC Partners II LLC, SG Merchant Banking Fund, SG Capital Partners LLC and former employees of SGCSC were served with a First Amended Complaint in a case entitled Janice E. Stanton v. SGC Partners I, LLC, Case No. 02-40208, Adv. No. 05-40145 (“Stanton I”). The action was brought in connection with the bankruptcy proceeding filed by House of Lloyd (“HOL”) pending in that court. The Trustee seeks damages based on claims of breach of fiduciary duty, corporate waste, fraudulent transfers, insider preferences and illegal distributions. On December 29, 2006, the Trustee filed a separate complaint against the Company, Cowen Capital Partners, LLC, and SG Americas Securities, LLC in a case entitled Janice E. Stanton v. Cowen and Company, LLC et al., Case No. 02-40208, Adv. No. 06-04283 (“Stanton II”) based on virtually identical facts alleged in Stanton I arising out of the HOL bankruptcy. The complaint further alleges that the Company owned and controlled the Defendants in Stanton I and/or that the Company is the successor of the defendants in Stanton I. The two cases have been consolidated. Discovery is proceeding with a trial date scheduled for January 22, 2008. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The SEC has conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS), who was terminated by the Company in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. The trading activity at issue involved private placements in public equity, or so-called ‘‘PIPE’s.’’ The Company received a Wells Notice in July 2004, and submitted a response in August 2004. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

Based on information voluntarily disclosed to regulators by the Company, the SEC and NYSE are conducting informal inquiries that appear to be focused principally on certain conduct of a research salesperson who was terminated by the Company in late 2004. The employee was discharged after the Company discovered that the employee had sought and obtained access to sensitive information about a

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

company, shared such information with certain of his clients and others, and made investment recommendations to clients in part on the basis of that information. The Company has fully cooperated with this continuing investigation. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction related to this matter, the Company will not be indemnified by Société Générale.

The Company has provided various data and information to the NASD in response to its request for information as part of an industry-wide “sweep” relating to the Company’s gifts, gratuities and entertainment policies, practices, and procedures. In addition, the Company has also received a subpoena for documents and information from the SEC, and additional requests for information from the NASD, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of the Company’s error accounts primarily involving an unaffiliated mutual fund company. The Company is cooperating fully with these continuing investigations. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction related to this matter, the Company will not be indemnified by Société Générale.

The Company received requests for documents and information from the SEC’s Office of Compliance Inspections and Examinations seeking documents and certain financial and other information concerning, among other things, the Company’s various trading desks, institutional sales team and internal accounts, including error accounts, and related compliance procedures. The Company is cooperating fully with this inquiry. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction related to this matter, the Company will not be indemnified by Société Générale.

In October 2004, the Company received a request from the NYSE, as part of an industry-wide ‘‘sweep,’’ for data and information relating to its compliance with provisions of the federal securities laws, and related rules and regulations, concerning delivery of prospectuses and/or product descriptions in connection with customer purchases of, inter alia, new issue securities, mutual funds and exchange-traded funds. The Company has provided periodic reports to the NYSE concerning its progress in responding to their request and will continue to cooperate fully with this continuing inquiry. The Company will be indemnified by Société Générale in part against any liabilities, including legal fees that arise out of any future litigation or the pending regulatory investigation relating to this matter.

Lease commitments

The Company’s headquarters is located in New York and other offices are located in Boston, San Francisco, Cleveland, Denver, London and Geneva. Certain office space is leased under operating leases that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five-year extension option which would allow the Company to extend the lease through November 30, 2019.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, the Company had the following lease commitments related to these agreements:

Minimum Lease
Payments
(in thousands)
2007	$8,866
2008	8,981
2009	9,284
2010	9,395
2011	9,351
Thereafter	20,429
$66,306

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $10.7 million, $9.4 million and $8.8 million, respectively.

Guarantees

The Company has outsourced certain information technology services to Hewlett-Packard Company and Savvis Communications Corporation. The agreements are in place until 2010. As of December 31, 2006, the Company’s annual minimum guaranteed payments under these agreements are as follows:

Minimum
Guaranteed
Payments
(in thousands)
2007	$11,118
2008	11,578
2009	9,904
2010	4,189
$36,789

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Accordingly, no contingent liability is recorded in the Consolidated Statements of Financial Condition for these arrangements.

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by the Company after becoming a public company (See Note 11, Separation from Société Générale and Other Related Matters, for further discussion of the Indemnification Agreement). There were no contingent liabilities related to these matters recognized by the Company through the period ended December 31, 2006.

11. Separation from Société Générale and Other Related Matters

In connection with the IPO, the Company entered into a Separation Agreement, an Indemnification Agreement and a number of other agreements with Société Générale for the purpose of accomplishing the separation from Société Générale, the transfer of the Cowen and CIL businesses to the Company, the return of capital to SGASH, and various other matters regarding the separation and the IPO. The Separation Agreement and Indemnification Agreement were executed on July 11, 2006. The other agreements described below were executed on July 12, 2006. These agreements provide, among other things, for the allocation of employee benefits, tax and other liabilities and obligations attributable or related to periods or events prior to, in connection with and after the IPO.

The Separation Agreement provides that, as of July 18, 2006, both the Company and Société Générale will assume and/or retain certain actual or contingent liabilities. Specifically, the Company will retain or assume, among others, certain liabilities reflected on the Company’s Consolidated Statements of Financial Condition, all liabilities associated with the Company’s stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with Société Générale, liabilities associated with the breach of or failure to perform any of the Company’s obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by Société Générale) relating to, arising out of or resulting from the Company’s business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed  by Société Générale include, among others, liabilities associated with the sale and transfer of  its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain  specified liabilities and all other liabilities expressly allocated to it  under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by Société Générale.

The Company entered into an Indemnification Agreement with Société Générale on July 11, 2006. Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against all liabilities specifically retained or assumed by us

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

after becoming a public company. Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by them, and Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

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

The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Services that the Company agreed to provide to Société Générale included merchant banking oversight services. Services that Société Générale agreed to provide to the Company included facilities management, business continuity management, certain legal services and litigation management services and access to Société Générale data rooms and e-mail archives.

The Company entered into a Tax Matters Agreement with Société Générale in connection with the IPO. The Tax Matters Agreement includes a description of the Company’s continuing tax sharing arrangements with Société Générale relating to periods prior to the separation, and also allocates responsibility and benefits associated with the elections made in connection with the separation from Société Générale. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes. In connection with the Company’s separation from Société Générale, SGAI retained the tax benefits of the Company’s net operating loss carryforwards.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions

Effective July 21, 2006 (the date on which Société Générale’s ownership level was reduced to below 10%), the Company’s affiliation with Société Générale was ended. As such, the Consolidated Statements of Operations include related party items through July 21, 2006. Accordingly, any balances due to or from Société Générale as of December 31, 2006 are no longer separately reported as related party amounts in the Consolidated Statements of Financial Condition.

Balances with affiliated companies at December 31, 2006 and 2005 are included in the Consolidated Statements of Financial Condition under the following captions:

	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$—	$303
Securities purchased under agreements to resell	—	410,981
Receivable from brokers, dealers and clearing brokers	—	25,635
Due from affiliates	1,367	568
Other assets	—	1,629
Total assets	1,367	439,116
Liabilities
Payable to brokers, dealers and clearing brokers	—	9,010
Accounts payable, accrued expenses and other liabilities	—	5,615
Total liabilities	—	14,625
Total net assets	$1,367	$424,491

Until the date of the IPO, the Company’s excess cash was invested in securities purchased under agreements to resell (“reverse repos”) with the New York branch of Société Générale (“SGNY”). These reverse repos were collateralized by U.S. government and agency obligations, were monitored daily for credit exposure and were payable on demand.

Revenues earned from and expenses incurred with affiliated companies for the years ended December 31, 2006 (through July 21, 2006, the date on which Société Générale’s ownership level was reduced to below 10%), 2005 and 2004 are summarized as follows:

	2006	2005	2004
	(in thousands)
Revenues
Investment banking	$—	$552	$—
Interest and dividend income	9,662	12,419	6,059
Other	1,141	5,425	5,565
Total revenues	10,803	18,396	11,624
Expenses
Floor brokerage and trade execution	5,006	7,982	13,400
Service fees, net	3,675	13,392	22,285
Occupancy and equipment	7,297	12,502	12,493
Interest expense	159	142	140
Other	(69)	447	896
Total expenses	16,068	34,465	49,214
Total, net	$(5,265)	$(16,069)	$(37,590)

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily resulted from securities transactions and administrative services.

Investment banking revenues included fees earned by the Company for acting as Société Générale’s agent broker in the U.S. market for the sale of certain assets.

Interest income for periods before the reorganization of SGCSC on April 23, 2004 (see Note 1) was based on the amount of reverse repos allocated to the Company’s business. Interest income on the allocated reverse repos was based on current market rates for similar transactions.

Pursuant to service agreements with certain affiliates, the Company received fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in other revenue on the Consolidated Statements of Operations.

The Company clears its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in floor brokerage and trade execution on the Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company’s separation from Société Générale, which had replaced the Company’s pre-existing clearing agreement with SGAS. The initial terms of that clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time the Company entered into a long term relationship with a new clearing firm.

Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately
$3.2 million, $13.0 million and $22.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company incurred expenses of approximately $0.7 million, $1.5 million and $1.2 million with an affiliated company for certain presentation center services during the years ended December 31, 2006, 2005 and 2004, respectively. These expenses are included in service fees on the Consolidated Statements of Operations, net of approximately $0.2 million, $1.1 million and $1.2 million of fees earned related to presentation center and library services provided by the Company to SGAI during the years ended December 31, 2006, 2005 and 2004, respectively. The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Pursuant to the Transition Services Agreement, the Company has also agreed to provide Société Générale various services that have previously been provided by the Company to Société Générale, including merchant banking oversight services. Société Générale will provide services to the Company, including, facilities management, business continuity management, certain legal services and litigation management services and access to Société Générale data rooms and e-mail archives.

Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by Société Générale. The total amount allocated was approximately $7.3 million, $12.5 million and $12.5 million during the years ended December 31, 2006, 2005 and 2004, respectively, and are reported in occupancy and equipment on the Consolidated Statements of Operations. In connection with the IPO, the Company entered into a sub-lease agreement with Société Générale, related to the Company’s New York office, which is in place until September 30, 2013.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As a member of the NYSE, the Company incurs a monthly membership fee based on transaction volume. NYSE membership fees were $1.1 million, $1.7 million and $1.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Pursuant to the Company’s clearing agreement with SGAS, portions of these fees were recoverable. The recoverable portion of these fees totaled approximately $0.4 million, $0.8 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company reports these exchange membership fees in other expenses on the Consolidated Statements of Operations, net of recoveries.

Prior to the IPO, Société Générale provided letters of credit and performance guarantees on the Company’s behalf and the Company provided performance guarantees to Société Générale for certain clients of the Company’s underwriting business which were also clients of Société Générale’s corporate banking business. Expenses under these performance guarantees amounted to approximately $0.3 million, $0.1 million, and $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other expense in the Consolidated Statements of Operations.

13.   Employee Benefits

Defined Contribution Plans

The Company sponsors a 401(k) Savings Plan (the “401(k) Plan”), which is a defined contribution plan.  Employees are entitled to participate, based upon certain eligibility requirements as defined by the 401(k) Plan.  The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant’s contribution as defined by the 401(k) Plan.  The expenses relating to this plan totaled approximately $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are included in employee compensation and benefits on the Consolidated Statements of Operations.

The Company also sponsors a defined contribution plan for its Geneva and London employees. Contributions made for these plans were approximately $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are included in employee compensation and benefits on the Consolidated Statements of Operations.

Deferred and Other Compensation Plans

Prior to the IPO, the Company required selected employees to defer a portion of their performance related compensation in the form of a Fidelity Bonus (the ‘‘Fidelity Bonus’’). The Fidelity Bonus was announced at the time all other bonuses were announced and vested ratably over a three-year period. Participants were entitled to a rate of return on their Fidelity Bonus amount based on a hypothetical investment in various alternative investment vehicles.  As a result of the IPO, all of the Company’s employees under the plan became fully vested and certain employees were paid out in full. Participants who deferred the distribution of their vested amounts will be paid out in accordance with the plan’s original distribution schedule.  Expenses related to this plan are comprised of both the vesting of the deferred amounts and any change in value based on the performance of the investment alternatives selected by the participants. The Company recognized compensation expense of approximately $10.3 million, $8.2 million, and $6.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. All of these charges are included in employee compensation and benefits on the Consolidated Statements of Operations. The Company has recorded liabilities of approximately $3.2 million and $13.2 million as of December 31, 2006 and 2005, respectively, which are included in employee compensation and benefits payable on the Consolidated Statements of Financial Condition.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Prior to the IPO, Société Générale had sponsored a voluntary deferred compensation plan for certain of the Company’s key executives (the ‘‘Deferred Compensation Plan’’). The Company’s employees ceased contributing to the Deferred Compensation Plan in 2003, and no further contributions were made thereafter. Participants were allowed to make hypothetical investments in various alternative investment funds and the corresponding liability fluctuated based on the performance of those hypothetical investments. The Company recognized compensation expense of approximately $1.5 million, $3.2 million and $4.0 million for the years ended December 31 2006, 2005 and 2004, respectively. This expense is included in employee compensation and benefits on the Consolidated Statements of Operations. The Company recorded a liability of approximately $44.8 million at December 31, 2005, which is included in employee compensation and benefits payable on the Consolidated Statement of Financial Condition. This liability was joint and several with Société Générale. As a result of the IPO and pursuant to the Separation Agreement, Société Générale assumed the remaining obligations under the plan and retains all liability for future payments thereunder. The Company invested in corporate owned life insurance to economically hedge certain aspects of the Deferred Compensation Plan. At December 31, 2005, the cash surrender value of the corporate owned life insurance was approximately $35.2 million and is included in other assets on the Consolidated Statement of Financial Condition. Changes in the cash surrender value of corporate owned life insurance are included in employee compensation and benefits on the Consolidated Statements of Operations. For the years ended December 31, 2006, 2005 and 2004, the Company recognized increases in the cash surrender value of approximately $1.2 million, $2.3 million, and $2.0 million, respectively. As a result of the IPO and pursuant to the Separation Agreement, the Company transferred the cash surrender value of corporate owned life insurance to Société Générale.

Prior to the IPO, Société Générale sponsored a plan enabling eligible employees of the Company to defer a portion of their annual performance related compensation to make a hypothetical investment in an alternative investment vehicle indexed to the performance of investments made in the SG Merchant Banking Fund L.P.  The Company had not made an equity investment in the SG Merchant Banking Fund L.P., but its liability to its employees was based upon the performance of their hypothetical investments. Changes in the Company’s liabilities to employees were approximately ($0.9) million, ($1.0) million, and $0.3 million for the years ended December 31 2006, 2005 and 2004, respectively, and are included in employee compensation and benefits on the Consolidated Statements of Operations. The Company recorded a liability of approximately $3.9 million for the year ended December 31, 2005, which is included in employee compensation and benefits payable on the Consolidated Statement of Financial Condition. Prior to the IPO, this liability was joint and several with Société Générale. As a result of the IPO and pursuant to the Separation Agreement, Société Générale assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

Prior to the IPO, the Company sponsored a plan enabling eligible employees to invest a portion of their performance related compensation in SG Cowen Ventures I, L.P. Most plan participants met the U.S. Securities and Exchange Commission’s definition of an accredited investor and qualified to become limited partners of the fund. Upon payment of the performance related compensation for the year in which the plan was offered, the Company had no further obligation to these accredited participants. Certain plan participants did not meet the requirements to be treated as an accredited investor, and accordingly were permitted to make a hypothetical investment with pre-tax dollars in the fund. The Company had not made an equity investment in SG Cowen Ventures I, L.P., but its liability to these non-accredited employees was based upon the performance of their hypothetical investment. Changes in the Company’s liabilities to employees were approximately $0.04 million, $0.1 million, and ($0.8) million for the years ended December 31, 2006, 2005 and 2004 respectively, and are included in employee compensation and benefits

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

on the Consolidated Statements of Operations. The Company recorded a liability of approximately $0.4 million for the year ended December 31, 2005, which is included in employee compensation and benefits payable on the Consolidated Statement of Financial Condition. As a result of the IPO and pursuant to the Separation Agreement, Société Générale assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

Prior to the IPO, certain of the Company’s employees participated in and received awards from the SG Corporate and Investment Banking Partnership. The participants in the partnership were selected every year and entitled to receive an amount determined based on the net income of Société Générale’s Corporate and Investment Banking division. Participants were eligible to receive the award only if certain return on equity goals were met in the partnership year. To the extent awards were earned, they were subject to a four year cliff vest. The Company’s allocation of these compensation charges totaled approximately $1.0 million, $0.4 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. All of these charges are included in employee compensation and benefits on the Consolidated Statements of Operations. As a result of the IPO, the Company’s employee participants under the partnership became fully vested and were paid out in full.

14.   Stock-Based Compensation

Stock-based awards issued by Cowen Group, Inc.

Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (The “Plan”). The Plan permits the grant of options, shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On July 12, 2006, the Company granted options to purchase 1,125,000 shares of the Company’s stock and 2,100,000 restricted shares. The options were granted to employees of the Company with an exercise price equal to the IPO price of $16.00. The options generally become exercisable upon the completion of a five-year vesting period and expire seven years from the date of grant. The restricted shares generally vest over five years.

The Company measures compensation cost for these awards according to the fair value method prescribed by FAS 123R. In accordance with the expense recognition provisions of FAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award.

The compensation cost that has been expensed for these awards was approximately $5.3 million for the year ended December 31, 2006. An income tax benefit of $2.3 million was recognized during the year ended December 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected volatility—Based on the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SEC Staff Accounting Bulletin No. 107 (“SAB 107”): industry, market capitalization, stage of life cycle and capital structure.

Expected term—Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the “simplified” calculation method according to the provisions of SAB 107 as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

Risk free rate—The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options’ expected term on the date of grant.

Dividend yield—The Company has not paid and does not expect to pay dividends in the future. Accordingly, the assumed dividend yield is zero.

Valuation assumptions :

Grant Date
Expected option term	5.25 years
Expected volatility	31.8%
Expected dividend yield	—
Risk-free interest rate	4.97%

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2006:

	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share(1)	Term	Value(2)
Balance outstanding at January 1, 2006	—	$—	—	$—
Options granted	1,125,000	16.00	—	—
Options exercised	—	—	—	—
Options forfeited	(11,573)	—	—	—
Options expired	—	—	—	—
Balance outstanding at December 31, 2006	1,113,427	$16.00	6.53	$—
Options exercisable at December 31, 2006	—	—	—	—

(1)          No shares were exercised from July 12, 2006, the date of grant, through December 31, 2006.

(2)          No options were vested or exercisable through December 31, 2006. The weighted-average grant-date fair value of options granted on July 12, 2006 was $6.11.

As of December 31, 2006, there was $5.5 million of unrecognized compensation cost related to the Company’s grant of stock options.

The following table summarizes the Company’s nonvested restricted shares activity for the year ended December 31, 2006:

	Nonvested	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance outstanding at January 1, 2006	—	$—
Granted	2,100,000	16.00
Vested	—	—
Forfeited	(11,528)	—
Balance outstanding at December 31, 2006	2,088,472	$16.00

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, there was $28.1 million of unrecognized compensation cost related to the Company’s grants of nonvested restricted shares. Unrecognized compensation cost related to nonvested restricted shares is expected to be recognized over a weighted-average period of 2.35 years. None of the nonvested restricted shares vested during the period ended December 31, 2006.

There have been no modifications to any awards granted under the Plan during the year ended December 31, 2006.

During the year ended December 31, 2006 the Company issued 9,792 restricted stock units to non-employee directors which were immediately vested. The fair value at the date of grant of a restricted stock unit was $15.32.

Stock-based awards issued by Société Générale

Prior to the IPO, certain of the Company’s employees were granted awards under Société Générale’s various stock incentive plans. Société Générale sponsors an Employee Stock Purchase Plan (“ESPP”), referred to as the SG International Group Savings Plan. This plan allowed employees to purchase Société Générale stock at a discount. The Company provided matching contributions to the ESPP, which were equal to a specified percentage of the employees’ contribution, as defined by the ESPP. Beginning in 2005, the Company ceased providing matching contributions. Employee shares were non-forfeitable when issued and accordingly are not subject to any vesting provisions.

Also prior to the IPO, Société Générale granted certain employees of the Company options to purchase shares of Société Générale stock. Such options were granted to employees of the Company with exercise prices equal to the average of the opening trading price of Société Générale shares on the Euronext Paris SA exchange during the 20 trading days prior to the date of grant. Generally, the options become exercisable upon the completion of a three year vesting period and expire seven years from the date of grant.

All of the options under this plan became fully vested prior to the IPO. The Company recognized compensation expense for these awards of $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively which are included in employee compensation and benefits on the Consolidated Statements of Operations.

15.   Income Taxes

The taxable results of the Company’s U.S. operations were historically included in the consolidated income tax returns of SGAI through the IPO date. The tax results of the Company’s U.K. operations were historically included in the tax returns of SG London Branch through April 30, 2006. For the period May 1, 2006 through December 31, 2006, the U.K. operations are included in CIL’s U.K. tax filing. The U.S. impact of CIL’s operations is included in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date and in the Company’s tax filings post-IPO.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company’s income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Federal	State and local	Foreign	Total
	(in thousands)
Current	$3,469	$2,351	$656	$6,476
Deferred	(1,374)	(671)	117	(1,928)
Total at December 31, 2006	$2,095	$1,680	$773	$4,548
Current	—	$1,104	$48	$1,152
Deferred	—	—	—	—
Total at December 31, 2005	$—	$1,104	$48	$1,152
Current	$1,423	$1,003	$(549)	$1,877
Deferred	—	—	—	—
Total at December 31, 2004	$1,423	$1,003	$(549)	$1,877

As of December 31, 2006, the Company has income taxes payable of approximately $1.8 million which is included in accounts payable, accrued expenses and other liabilities on the Consolidated Statement of Financial Condition.

The reconciliation of the Company’s federal statutory tax rate to the effective income tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes	3.0	8.3	1.8
Change in valuation allowance	(30.2)	(41.9)	(34.7)
Other, net	2.9	7.3	1.2
Effective rate	10.7%	8.7%	3.3%

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$—	$44,553
Deferred compensation and employee benefits	3,012	31,359
Legal reserves and other deferred deductions	—	11,940
Goodwill	—	36,225
Other	55	1,210
Gross deferred tax assets	3,067	125,287
Valuation allowance	(80)	(125,287)
Deferred tax assets, net of valuation allowance	$2,987	$—
Deferred Tax Liabilities:
Deferred compensation and employee benefits	$(49)	$—
Goodwill	(572)	—
Depreciation	(140)	—
Foreign income	(298)	—
Deferred tax liabilities	(1,059)	—
Net deferred tax assets	$1,928	$—

Deferred tax assets and deferred tax liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the Consolidated Statements of Financial Condition.

As discussed in Note 1, on April 23, 2004, Société Générale reorganized SGCSC into two separate single member limited liability broker-dealers: SG Cowen & Co., LLC and SGAS. As a result of the reorganization, the tax attributes, including net operating loss carryforwards (“NOL”) of Cowen & Co., LLC were transferred to SGAI. There is no financial statement impact for the Company as a result of the transfer since a full valuation allowance was reflected for the NOL attribute. The gross amount of the NOL transferred to SGAI as part of the reorganization totaled approximately $192.0 million.

For the period January 1, 2004 through April 23, 2004 (the “Period”), the Company was taxable as a corporation. During the Period, the Company recognized alternative minimum federal tax expense of $1.4 million and state and local tax expense of $0.4 million based on federal taxable income of $69.6 million. The state and local tax expense for the period April 24, 2004 through December 31, 2004 was $0.6 million.

The NOL as of December 31, 2004 in the amount of $94.2 million consists of the NOL generated for the tax period from April 24, 2004 through December 31, 2004. The NOL as of December 31, 2005 was $98.5 million prior to the IPO; a full valuation allowance was established to offset the deferred tax assets primarily due to accumulated tax losses through the IPO date.

In connection with the Company’s separation from Société Générale, SGAI has retained such tax benefits associated with the IPO, including the Company’s net operating losses.

In 2006, a tax provision of $4.5 million was recorded. The low effective tax rate is due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. The valuation allowance is attributable to the portion of organizational costs and director related restricted stock units that will be tax deductible after December 31, 2008.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Financial Instruments with Off-Balance Sheet Risk, Credit Risk, or Market Risk

The Company has an irrevocable Letter of Credit for $5.0 million issued by the Bank of New York (“BONY”) at the prime commercial lending rate, expiring on July 12, 2008, supporting Cowen’s Boston office lease. The Company has another irrevocable Letter of Credit for $100 thousand issued by BONY at the prime commercial lending rate, expiring on July 26, 2008, supporting Cowen’s worker compensation insurance with Safety National Casualty Corporation. As of December 31, 2006, there were no amounts due related to these letters of credit.

The Company is engaged in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations, and institutional investor clients. A substantial portion of the Company’s transactions are collateralized and are executed with and on behalf of institutional investors including other brokers or dealers, commercial banks, and other financial institutions. The Company’s exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to the Company.  The Company’s principal activities are also subject to the risk of counterparty nonperformance.

Prior to the IPO, the Company obtained securities under resale agreements on terms which permit it to repledge or resell the securities to others. At December 31, 2005, the Company’s securities purchased under agreements to resell totaling $411.0 million were collateralized by securities pledged with a fair value of approximately $411.0 million.

Securities sold, not yet purchased are recorded as liabilities in the Consolidated Statements of Financial Condition and have market risk to the extent that the Company, in satisfying its obligations, may have to purchase securities at a higher value than what is recorded in securities sold, not yet purchased as of December 31, 2006.

Derivative contracts are financial instruments such as forwards, futures, swaps, warrants, or option contracts that derive their value from underlying assets, reference rates, indices, or a combination thereof. A derivative instrument generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date, or to exchange currency or interest payment flows based on contractual or notional amounts. Derivatives often are referred to as off-balance-sheet instruments because neither their notional amounts nor the underlying instruments are reported in the Consolidated Statements of Financial Condition. Instead, fair values related to the derivative transactions are reported in the Consolidated Statements of Financial Condition. Changes in the fair value of derivatives are reported in principal transactions on the Consolidated Statements of Operations.

Derivatives are subject to various risks similar to other financial instruments, including market, credit and operational risk. In addition, the Company may be exposed to legal risks related to derivative activities, including the possibility a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company’s other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with market-making activities in cash instruments, as part of the Company’s firm-wide risk management policies.

The Company uses U.S. Treasury futures and listed options to economically hedge proprietary trading positions. In addition, the Company uses listed options for proprietary trading activities.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. As a

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

writer of options, the Company receives a premium in exchange for giving the counterparty the right to buy or sell the security at a future date at a contracted price. Warrants provide an option to the holder to purchase securities from the issuer. Credit default swaps represent agreements in which one party pays a fixed fee in return for a payment by the other party contingent upon a specified default event relating to an underlying reference asset or pool of assets.

Realized and unrealized gains and losses associated with derivative transactions are included in principal transactions on the Consolidated Statements of Operations. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers on the Consolidated Statements of Financial Condition, and were de minimis at December 31, 2006 and 2005. The fair value of the listed options, warrants, and the credit default swap is included in securities owned and securities sold, not yet purchased on the Consolidated Statements of Financial Condition.

As of December 31, 2006 and 2005, the fair value of the Company’s derivative financial instruments was as follows:

	2006		2005
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Options	$25,874	$3,106	$—	$—
Warrants	4,088	—	1,633	—
Credit default swap	—	121	—	—
Total	$29,962	$3,227	$1,633	$—

17. Stockholders’ Equity

The certificate of incorporation of the Company provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 10,000,000 shares of preferred stock with a par value of $0.01 per share.

Common stock

The holders of the Company’s common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available for that purpose. In the event that the Company is liquidated or dissolved, the holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to any prior distribution rights of the Company’s preferred stock, if any, then outstanding. The holders of the common stock have no preemptive rights, conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company’s common stock. All outstanding shares of common stock are fully paid and non-assessable.

During the year ended December 31, 2006, the Company received 11,528 shares into treasury as a result of forfeitures related to the 2006 Equity and Incentive Plan.

Preferred stock

The Company’s board of directors has the authority, without action by its stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences, and privileges of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

each series, which may be greater than the rights associated with the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the Company’s board of directors determines the specific rights of the holders of preferred stock. However, the effects may include the following: restricting dividends on its common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock and delaying or preventing a change in control of the Company without further action by its stockholders.

18.   Earnings Per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2006 there were 14,988,472 shares outstanding, of which 2,088,472 are restricted. The Company has included the weighted average of 9,792 fully vested restricted stock units in its calculation of basic earnings per share.

Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2006 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. In applying the treasury stock method to assume conversion of potentially dilutive stock options, there was no incremental dilutive effect of options through December 31, 2006.

Cowen Group, Inc.
Notes to Consolidated Financial Statements (Continued)

The computation of earnings per share is as follows:

	2006	2005	2004
	(in thousands)
Net income	$37,911	$12,081	$55,112
Shares for basic and diluted calculations
Average shares used in basic computation	12,903	12,900	12,900
Stock options	—	—	—
Restricted shares	63	—	—
Average shares used in diluted computation	12,966	12,900	12,900
Earnings per share
Basic	$2.94	$0.94	$4.27
Diluted	$2.92	$0.94	$4.27

19.   Regulatory Requirements

As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen’s net capital, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2006, Cowen had net capital of approximately $54.4 million, which was approximately $53.4 million in excess of its net capital requirement of $1.0 million.

Pursuant to an exemption under Rule 15c3-3(k)(2)(ii), Cowen is not required to calculate a reserve requirement and segregate funds for the benefit of customers since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer which carries the accounts, maintains and preserves such books and records pertaining to them pursuant to Rules 17a-3 and 17a-4.

The Company rebates a portion of its commissions back to its customers. Under Rule 15c3-1(a)(2)(iv), it is required to maintain a segregated bank account where it issues payments to reimburse its customers. At December 31, 2005, approximately $1.1 million has been segregated in a special account for the exclusive benefit of customers. There was no amount required to be segregated in a special account for the exclusive benefit of customers at December 31, 2006.

Proprietary balances of introducing brokers (“PAIB”) held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen, if applicable.

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At December 31, 2006, CIL’s financial resources of approximately $4.4 million exceeded the minimum requirement of $3.3 million by approximately $1.1 million.

20.   Subsequent Events

On January 26, 2007 the Company entered into a new clearing agreement with National Financial Services, LLC. The services provided under the new clearing agreement are substantially the same as the previous clearing agreement.

Supplemental Financial Information

The following table presents unaudited quarterly results of operations for 2006 and 2005. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income can vary significantly from quarter to quarter due to the nature of our business activities.

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(in thousands)
Total revenues	$103,793	$83,617	$60,200	$97,357
Expenses:
Compensation and benefits	62,738	48,838	44,999	59,132
Other expenses	27,571	28,859	27,270	28,944
Total expenses	90,309	77,697	72,269	88,076
Operating income (loss)	13,484	5,920	(12,069)	9,281
Gain on exchange memberships	24,832	—	—	1,011
Income (loss) before income taxes	38,316	5,920	(12,069)	10,292
Provision (benefit) for taxes	1,776	345	(655)	3,082
Net income (loss)	$36,540	$5,575	$(11,414)	$7,210
Earnings per share:
Basic	2.83	0.43	(0.88)	0.56
Diluted	2.83	0.43	(0.88)	0.55
Weighted average number of common shares :
Basic	12,900	12,900	12,902	12,910
Diluted	12,900	12,900	12,902	13,162

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
Total revenues	$82,272	$53,480	$77,915	$80,624
Expenses:
Compensation and benefits	45,509	29,673	42,434	54,512
Other expenses	26,420	25,845	29,876	27,707
Total expenses	71,929	55,518	72,310	82,219
Operating income (loss)	10,343	(2,038)	5,605	(1,595)
Gain on exchange memberships	—	—	—	918
Income (loss) before income taxes	10,343	(2,038)	5,605	(677)
Provision (benefit) for taxes	782	(59)	488	(59)
Net income (loss)	$9,561	$(1,979)	$5,117	$(618)
Earnings per share:
Basic	0.74	(0.15)	0.40	(0.05)
Diluted	0.74	(0.15)	0.40	(0.05)
Weighted average number of common shares :
Basic	12,900	12,900	12,900	12,900
Diluted	12,900	12,900	12,900	12,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ KIM S. FENNEBRESQUE
Name:	Kim S. Fennebresque
Title:	Chairman, Chief Executive Officer and President

Dated:  March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Name	Title	Date
/s/ KIM S. FENNEBRESQUE	Chairman, Chief Executive Officer	March 30, 2007
Kim S. Fennebresque	and President (principal executive officer)
/s/ THOMAS K. CONNER	Chief Financial Officer and	March 30, 2007
Thomas K. Conner	Treasurer (principal financial officer and principal accounting officer)

/s/ STEVEN KOTLER	Director	March 30, 2007
Steven Kotler
/s/ JEFFREY KURZWEIL	Director	March 30, 2007
Jeffrey Kurzweil
/s/ PHILIP B. POOL, JR.	Director	March 30, 2007
Philip B. Pool, Jr.
/s/ L. THOMAS RICHARDS	Director	March 30, 2007
L. Thomas Richards
/s/ JOHN E. TOFFOLON, JR.	Director	March 30, 2007
John E. Toffolon, Jr.
/s/ CHARLES W.B. WARDELL, III	Director	March 30, 2007
Charles W.B. Wardell, III

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 2006)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 on Form 10-Q for the quarter ended June 30, 2006)
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 on Form S-1/A filed on June 12, 2006)
4.2	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc. (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2006)
10.1

Separation Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2006)

10.2

Tax Matters Agreement among SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2006)

10.3	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.3 on Form S-1/A filed on June 12, 2006)*
10.4	2006 Equity and Incentive Plan (incorporated by reference from Exhibit 4.1 on Form S-1/A filed on June 12, 2006)*
10.5	Sublease, dated as of December 19, 2005, between Société Générale and SG Cowen & Co., LLC (incorporated by reference from Exhibit 10.5 on Form S-1 filed on March 21, 2006)
10.6	Lease, dated as of October 29, 1993, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a) on Form S-1/A filed on May 17, 2006)
10.7	Supplemental Indenture, dated as of May 5, 1998, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a)(i) on Form S-1/A filed on May 17, 2006)
10.8	Master Services Agreement, dated as of January 21, 2005, between SG Cowen & Co., LLC and Savvis Communications Corp. (incorporated by reference from Exhibit 10.6 on Form S-1/A filed on May 17, 2006)
10.9	Services Agreement, dated as of December 6, 2004, between SG Cowen & Co., LLC and Hewlett-Packard Company (incorporated by reference from Exhibit 10.7 on Form S-1/A filed on May 17, 2006)
10.10

Indemnification Agreement among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 2006)

10.11

Employee Matters Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.5 on Form 10-Q for the quarter ended June 30, 2006)

E-1

10.12

Transition Services Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.6 on Form 10-Q for the quarter ended June 30, 2006)

10.13

Escrow Agreement among SG Americas Securities Holdings, Inc., Cowen and Company, LLC, Cowen Group, Inc. and the escrow agent (incorporated by reference from Exhibit 10.7 on Form 10-Q for the quarter ended June 30, 2006)

10.14	Form of Director Award Agreement (incorporated by reference from Exhibit 99.1 on Form 8-K filed on September 14, 2006)*
10.15	Form of 2006 Equity Award Agreement for Executive Officers (filed herewith)*
10.16	Employment Agreement of J. Kevin McCarthy (filed herewith)*
10.17	Form of 2006 Executive Incentive Award Agreement (filed herewith)*
10.18	Form of 2006 Incentive Award Agreement with Kim S. Fennebresque (filed herewith)*
21.1	List of Subsidiaries of Cowen Group, Inc. (filed herewith)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

*                    Signifies management contract or compensatory plan or arrangement.

E-2