Form 10-Q
period 2007-03-31
Cowen Group, Inc.
filed 2007-05-15
CIK 1355007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2007 there were 15,803,794 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under Part II, Item 1A—“Risk Factors”.

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

Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2007 and 2006.  The Consolidated Financial Statements as of December 31, 2006 were audited.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$109,041	$185,042
Restricted cash pursuant to escrow agreement	51,337	52,099
Securities owned, at fair value	161,449	259,921
Receivable from brokers, dealers and clearing brokers	29,958	83,564
Corporate finance and syndicate receivables	20,318	27,022
Due from affiliates	295	1,367
Exchange memberships, at cost (fair value of $763 and $2,561 at March 31, 2007 and December 31, 2006, respectively)	487	812
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $6,767 and $6,001 at March 31, 2007 and December 31, 2006, respectively)	12,065	12,629
Goodwill	50,000	50,000
Other assets	15,330	11,982
Total assets	$450,280	$684,438
Liabilities and Stockholders’ Equity
Liabilities
Bank overdrafts	$1,979	$1,858
Securities sold, not yet purchased, at fair value	128,600	251,580
Payable to brokers, dealers and clearing brokers	2,790	29,918
Employee compensation and benefits payable	24,348	116,021
Legal reserves and legal expenses payable (see Note 9 Commitments, Contingencies and Guarantees)	52,798	53,167
Accounts payable, accrued expenses and other liabilities	14,637	13,766
Total liabilities	225,152	466,310
Stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 16,001,944 and 15,000,000 shares issued, and 15,899,682 and 14,988,472 shares outstanding at March 31, 2007 and December 31, 2006, respectively (including 2,999,682 and 2,088,472 restricted shares, respectively)	129	129
Additional paid-in capital	219,769	215,240
Retained earnings	5,230	2,759
Less: common stock held in treasury, at cost: 102,262 shares at March 31, 2007 and 11,528 shares at December 31, 2006	—	—
Total stockholders’ equity	225,128	218,128
Total liabilities and stockholders’ equity	$450,280	$684,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Investment banking	$25,363	$53,439
Commissions	23,961	24,115
Principal transactions	20,665	19,412
Interest and dividend income (see Note 11, Related Party Transactions)	2,137	6,145
Other	1,415	682
Total revenues	73,541	103,793
Expenses
Employee compensation and benefits	45,167	62,738
Floor brokerage and trade execution (see Note 11, Related Party Transactions)	3,454	4,320
Service fees, net (see Note 11, Related Party Transactions)	3,503	4,956
Communications	4,197	4,128
Occupancy and equipment (see Note 11, Related Party Transactions)	4,277	4,222
Marketing and business development	3,215	2,903
Depreciation and amortization	766	475
Interest	141	227
Other	6,197	6,340
Total expenses	70,917	90,309
Operating income	2,624	13,484
Gain on exchange memberships	1,775	24,832
Income before income taxes	4,399	38,316
Provision for income taxes	1,928	1,776
Net income	$2,471	$36,540
Earnings per share:
Basic	$0.19	$2.83
Diluted	$0.18	$2.83
Weighted average shares used in computation of per share data:
Basic	12,910	12,900
Diluted	13,417	12,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$2,471	$36,540
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of exchange memberships	—	(24,832)
Income taxes	(1,789)	1,776
Stock-based compensation	4,529	58
Depreciation and amortization	766	475
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	762	—
Cash segregated under Federal and other regulations	—	187
Securities owned, at fair value	98,472	8,777
Securities purchased under agreements to resell with related party	—	60,670
Receivable from brokers, dealers and clearing brokers	53,606	(10,181)
Corporate finance and syndicate receivables	6,704	(9,150)
Insurance claims receivable	—	5,316
Due from affiliates	1,072	99
Exchange memberships, at cost	325	—
Other assets	(969)	(6,179)
Increase (decrease) in operating liabilities:
Bank overdrafts	121	(110)
Securities sold, not yet purchased, at fair value	(122,980)	(8,039)
Payable to brokers, dealers and clearing brokers	(27,128)	(4,686)
Employee compensation and benefits payable	(91,673)	(57,160)
Legal reserves and legal expenses payable	(369)	945
Accounts payable, accrued expenses and other liabilities	281	(3,264)
Net cash used in operating activities	(75,799)	(8,758)

Cash flows from investing activities
Purchase of furniture, fixtures, equipment and leaseholds improvements	(202)	(1,133)
Cash used in investing activities	(202)	(1,133)

Cash flows from financing activities
Payments related to retail brokerage business not conducted by the Company (see Note 1)	—	(202)
Capital contributions	—	8,584
Net cash provided by financing activities	—	8,382
Net decrease in cash and cash equivalents	(76,001)	(1,509)

Cash and cash equivalents
Beginning of period	185,042	2,150
End of period	$109,041	$641

Supplemental disclosure of cash flow information
Income taxes paid	$3,020	$—
Interest paid	$286	$732

Supplemental disclosure of non-cash flow information
Transfer to SGASH of consideration from NYSE merger with Archipelago	$—	$32,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Cowen and Company, LLC (“Cowen”), a Delaware single member limited liability company, is the United States (“U.S.”) broker-dealer subsidiary of Cowen Group, Inc. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, alternative energy and consumer, operating primarily in the United States. Cowen’s predecessor was SG Cowen Securities Corporation (“SGCSC”). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC (which subsequently was renamed as Cowen and Company, LLC) and SG Americas Securities, LLC (“SGAS”). Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC, and does not carry customer funds or securities.

Cowen International Limited (“CIL”), a corporation formed under the laws of England and Wales, is the United Kingdom (“U.K.”) broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, alternative energy and consumer, primarily in Europe. CIL’s predecessors were SG London Securities Limited and SG London Branch.

Cowen Capital Partners, LLC (“Cowen Capital”), a Delaware single member limited liability company, is a wholly-owned subsidiary of the Company. Cowen Capital focuses on providing management services to management teams who acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

Concurrent with the Company’s IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders’ equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement (see Note 10 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. The Company has accrued approximately $2.0 million as a capital distribution to Société Générale related to this final review. SGASH received all the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale.

Basis of Presentation

Management believes that these condensed consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the Condensed Consolidated Statements of Financial Condition, Operations and Cash Flows for the periods presented.

The condensed consolidated financial statements for all periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The condensed consolidated financial information included herein, for periods prior to July 13, 2006,  may not necessarily be indicative of the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by Société Générale. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Condensed Consolidated Statements of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of Société Générale. After becoming a public company, these payments are included as operating activities. The effect of this indemnification on the Company’s consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company’s litigation and related expense.  See Note 9, “Commitments, Contingencies and Guarantees” and Note 10, “Separation from Société Générale and Other Related Matters” for further discussion.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.  Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of $1.8 million from communications expense to floor brokerage and trade execution expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006.  In addition, litigation and related expenses have been reclassified to other expenses.

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

Valuation of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions in the Condensed

Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell and corporate finance and syndicate receivables.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell generally are collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be resold plus accrued interest. It is the Company’s policy to take possession or control of securities purchased under agreements to resell. The Company requires the fair value of the collateral to be equal to or in excess of the principal amount loaned under the resale agreements. The Company minimizes credit risk associated with these activities by monitoring credit exposure and collateral values on a daily basis and requiring additional collateral or principal to be deposited or returned when deemed appropriate.

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

Corporate Finance and Syndicate Receivables

Corporate finance and syndicate receivables include receivables relating to the Company’s investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of March 31, 2007 and December 31, 2006.

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

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. The Company monitors goodwill annually or more frequently if events or circumstances indicate a possible impairment.

A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, revenue multiples of comparable exchange listed corporations, and the trading price of the Company’s common shares.

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

Stock-Based Compensation

Upon becoming a public company, the Company established a stock-based compensation plan. Awards related to this plan are accounted for under the recognition and measurement provisions SFAS No. 123(R), Share-Based Payment (“SFAS 123R”).  See Note 12 for a description of these awards.

The Company adopted SFAS 123R effective January 1, 2006. Upon adoption of SFAS 123R, the modified prospective transition method was used. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Legal Reserves

The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies. These amounts are reported in other expenses, net of recoveries, on the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters (see Note 9, “Commitments, Contingencies, and Guarantees” and Note 10, “Separation from Société Générale and Other Related Matters”). As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

Revenue recognition

Investment Banking

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, and fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

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

Derivative Financial Instruments

The Company primarily uses U.S. Treasury futures and options to economically hedge proprietary trading positions. In addition, the Company uses options for proprietary trading activities. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Options are stated at fair value which is based on current market prices. Realized and unrealized gains and losses associated with futures transactions and options are included in principal transactions on the Condensed Consolidated Statements of Operations. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers on the Condensed Consolidated Statements of Financial Condition and were de minimis at March 31, 2007 and December 31, 2006. The Company also holds warrants, which are reported at fair value, within securities owned in the Condensed Consolidated Statements of Financial Position.

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options, in accordance with the treasury stock method.

Leases

Leases are accounted for under SFAS No. 13, Accounting for Leases. All of the Company’s leases are classified as operating leases.

Foreign Currency Translation

The Company’s assets and liabilities denominated in foreign currencies are translated based on the rate of exchange prevailing at each statement of financial condition date. Revenues and expenses are translated at the average exchange rates prevailing during the periods. Gains and losses on foreign currency are recorded in other income or other expense in the Condensed Consolidated Statement of Operations.

Income Taxes

The income tax provision reflected in the Condensed Consolidated Statements of Operations is presented as if the Company operated on a stand-alone basis for all periods presented, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

3. Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and determined that the adoption of FIN 48 does not have a significant impact on the Company’s consolidated financial statements at the present time.

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which (1) Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by Société Générale, and (2) Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (see Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Indemnification Agreement).

On July 12, 2006, the Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. Also on July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $51.3 million as of March 31, 2007 and $52.1 million as of December 31, 2006.

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

5. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
		Sold,		Sold,
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Corporate debt securities	$99,294	$48,901	$171,124	$91,904
Equity securities	52,464	77,385	54,802	156,449
Mutual funds	2,500	—	3,266	—
Options	3,073	2,184	25,874	3,106
Warrants	4,118	—	4,088	—
Other	—	130	767	121
Total	$161,449	$128,600	$259,921	$251,580

Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Condensed Consolidated Statements of Financial Condition. Substantially all securities owned are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

Amounts receivable from and payable to brokers, dealers and clearing brokers at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007		December 31, 2006
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$20,763	$15	$70,032	$22,215
Fees and commissions	9,195	2,775	13,532	7,703
Total	$29,958	$2,790	$83,564	$29,918

7. Exchange Memberships

Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded in the three months ended March 31, 2007 and 2006. The fair value of the exchange memberships was approximately $0.8 million and $2.6 million at March 31, 2007 and December 31, 2006, respectively.

8. Goodwill

All of the Company’s goodwill resulted from the 1998 acquisition of the former Cowen private partnership by Société Générale. Goodwill was amortized based on its estimated useful life up until the date of adoption of SFAS No. 142, January 1, 2002, after which time goodwill was no longer amortized.  Goodwill is tested annually for impairment, or more frequently if deemed necessary. There were no impairment losses during the quarter ended March 31, 2006. The following table reflects the changes in the carrying value of goodwill for the three months ended March 31, 2007:

(in thousands)
Balance at December 31, 2006	$50,000
Goodwill acquired	—
Impairment losses	—
Balance at March 31, 2007	$50,000

9. Commitments, Contingencies and Guarantees

Legal Proceedings

The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. To the extent that the Company is indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Company’s Escrow Agreement with Société Générale (see Note 4, “Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale” and Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Escrow Agreement and the Indemnification Agreement). To the extent that the Company is not indemnified by Société Générale, the Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings.  The Company may increase or decrease its legal reserves in the future, on a matter by matter basis, to account for developments in such matters.

Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company’s consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results in a future period, depending in part, on the operating results for such period and the extent to which the Company is indemnified by Société Générale.

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

As of March 31, 2007, the Company had the following lease commitments related to these agreements:

Minimum Lease
Payments
(in thousands)
2007	$6,674
2008	8,981
2009	9,284
2010	9,395
2011	9,351
Thereafter	20,439
$64,124

Rent expense was approximately $2.7 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively.

Guarantees

The Company has outsourced certain information technology services under agreements which are in place until 2010. As of March 31, 2007, the Company’s annual minimum guaranteed payments under these agreements are as follows:

Minimum
Guaranteed
Payments
(in thousands)
2007	$8,691
2008	11,665
2009	9,963
2010	4,210
$34,529

The Company applies the provisions of the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing broker without limit for any losses incurred due to the counterparty’s failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date.

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

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by the Company after becoming a public company (see Note 10, Separation from Société Générale and Other Related Matters, for further discussion of the Indemnification Agreement). There were no contingent liabilities related to these matters recognized by the Company through the period ended March 31, 2007.

10. Separation from Société Générale and Other Related Matters

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

The Separation Agreement provides that, as of July 18, 2006, both the Company and Société Générale will assume and/or retain certain actual or contingent liabilities. Specifically, the Company will retain or assume, among others, certain liabilities reflected on the Company’s Condensed Consolidated Statements of Financial Condition, all liabilities associated with the Company’s stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with Société Générale, liabilities associated with the breach of or failure to perform any of the Company’s obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by Société Générale) relating to, arising out of or resulting from the Company’s business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed  by Société Générale include, among others, liabilities associated with the sale and transfer of  its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain  specified liabilities and all other liabilities expressly allocated to it  under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by Société Générale.

The Company entered into an Indemnification Agreement with Société Générale on July 11, 2006. Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against all liabilities specifically retained or assumed by the Company after becoming a public company. Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by them, and Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

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

The Company entered into a Stockholders Agreement with SGASH in connection with the IPO. The Stockholders Agreement, among other agreements, governs SGASH’s right to appoint members of the Board of Directors of the Company, SGASH’s registration rights relating to shares of the Company’s common stock, if any, held by SGASH after the IPO and restrictions on SGASH’s ability to sell, transfer or otherwise convey shares of the common stock, if any, held by SGASH after the IPO. Because SGASH holds less than 10% of the Company’s common stock they can no longer appoint members of the Board of Directors of the Company pursuant to the Stockholders Agreement.

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

11. Related Party Transactions

Effective July 21, 2006 (the date on which Société Générale’s ownership level was reduced to below 10%), the Company is no longer an affiliate or related party of Société Générale. As such, the Condensed Consolidated Statements of Operations include related party items through July 21, 2006.

Balances due from affiliates were $0.3 million and $1.4 million at March 31, 2007 and December 31, 2006, respectively. Revenues earned from and expenses incurred with affiliated companies for the three months ended March 31, 2007 and 2006 (including transactions with Société Générale through July 21, 2006, the date on which their ownership level was reduced to below 10%), are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues
Interest and dividend income	$—	$4,556
Other	—	531
Total revenues	—	5,087
Expenses
Floor brokerage and trade execution	—	2,127
Service fees, net	—	2,350
Occupancy and equipment	—	2,463
Interest	—	100
Other	—	22
Total expenses	—	7,062
Total, net	$—	$(1,975)

Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily resulted from securities transactions and administrative services.

Pursuant to service agreements with certain affiliates, the Company received fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in other revenue on the Condensed Consolidated Statements of Operations.

The Company previously cleared its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in floor brokerage and trade execution on the Condensed Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company’s separation from Société Générale, which had replaced the Company’s pre-existing clearing agreement with SGAS. The initial terms of that clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time the Company entered into a long term relationship with a new clearing firm.

Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $2.1 million for the three months ended March 31, 2006. In addition, the Company incurred expenses of approximately $0.3 million in the three months ended March 31, 2006 with an affiliated company for certain presentation center services during that period. These expenses are included in service fees on the Condensed Consolidated Statements of Operations, net of approximately $0.1 million of fees earned related to presentation center and library services provided by the Company to SGAI during the three months ended March 31, 2006.

The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation (see Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Transition Services Agreement).

Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by Société Générale. The total amount allocated was approximately $2.5 million during the three months ended March 31, 2006, and is reported in occupancy and equipment on the Condensed Consolidated Statements of Operations.

12.                               Stock-Based Compensation

Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the “Plan”). The Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock.  Stock options granted generally vest at 25% on each of the second through fifth anniversaries of the grant date and expire seven years from the date of grant.  Restricted shares issued generally vest over three to five year periods.  Restricted stock units may be immediately vested or may generally vest over a three to five year period.  As of March 31, 2007, there were 9,792 restricted stock units outstanding for awards to non-employee directors, which were immediately vested and expensed in a prior period. As of March 31, 2007, there were 9,649 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period.  For the three months ended March 31, 2007, the Company awarded 2,985 restricted stock units to employees. As of March 31, 2007, there were approximately 0.6 million shares available for future issuance under the Plan.

The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award.

The compensation cost that has been expensed for these awards was approximately $4.5 million for the three months ended March 31, 2007. An income tax benefit of $1.9 million was recognized during the three months ended March 31, 2007.  There was no expense related to the Company’s stock awards for the three months ended March 31, 2006, as the Company was not yet publicly traded.

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

There were no stock option grants during the three months ended March 31, 2007 and 2006.  The valuation assumptions used in the valuation of the stock option grant on July 12, 2006 in conjunction with the initial public offering were as follows:

Valuation assumptions:

Grant Date
Expected option term	5.25 years
Expected volatility	31.8%
Expected dividend yield	—
Risk-free interest rate	4.97%

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share(1)	Term	Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2006	1,113,427	$16.00
Options granted	—	—
Options exercised	—	—
Options forfeited	(36,008)	16.00
Options expired	—	—
Balance outstanding at March 31, 2007	1,077,419	$16.00	6.28	$—

Options exercisable at March 31, 2007	—	$—	—	$—

(1)             No options were exercised through March 31, 2007.

(2)             No options were vested or exercisable through March 31, 2007. The weighted-average grant-date fair value of options granted on July 12, 2006 was $6.11 per option.

The following table summarizes the Company’s nonvested restricted shares activity for the three months ended March 31, 2007:

	Nonvested	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value

Balance outstanding at December 31, 2006	2,088,472	$16.00
Granted	1,040,961	20.63
Vested	—	—
Forfeited	(129,751)	19.38
Balance outstanding at March 31, 2007	2,999,682	$17.46

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

As of March 31, 2007, there was $39.2 million of unrecognized compensation expense related to the Company’s grants of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.4 years. None of the nonvested restricted shares vested during the period ended March 31, 2007.

There have been no modifications to any awards granted under the Plan during the three months ended March 31, 2007.

Prior to the IPO, the Company’s employees participated in various Société Générale stock and deferred compensation plans.  Expenses related to these plans totaled approximately $2.5 million for the three months ended March 31, 2006.

13.                               Income Taxes

The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns.  The tax results of the Company’s U.K. operations are included in CIL’s U.K. tax filing.

The reconciliation of the Company’s federal statutory tax rate to the effective income tax rate for the three months ended March 31, 2007 and 2006 is as follows:

	For the Three Months Ended March 31,
	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%
State and local taxes	5.6	2.1
Other, net	3.3	3.8
Change in valuation allowance	(0.1)	(36.3)
Effective rate	43.8%	4.6%

The first quarter of 2007 tax expense consisted of current tax expense of $3.7 million offset by a net deferred tax benefit of $1.8 million.  The deferred tax benefit for the period is primarily attributable to stock based compensation.

The low effective tax rate for the first quarter 2006 is due to the reversal of the valuation allowance associated with the net operating loss that was generated prior to the Company’s IPO.  In connection with the Company’s separation from Société Générale, SGAI retained such tax benefits.

14.                               Earnings Per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of March 31, 2007, there were 15,899,682 shares outstanding, of which 2,999,682 are restricted. To the extent that restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 9,792 fully vested restricted stock units in its calculation of basic earnings per share.

Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2007 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. In applying the treasury stock method to assume conversion of potentially dilutive stock options, there was no incremental dilutive effect of options through March 31, 2007.

The computation of earnings per share is as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands, except per share data)

Net income	$2,471	$36,540
Shares for basic and diluted calculations:
Average shares used in basic computation	12,910	12,900
Stock options	—	—
Restricted shares	507	—
Average shares used in diluted computation	13,417	12,900
Earnings per share:
Basic	$0.19	$2.83
Diluted	$0.18	$2.83

15.                               Regulatory Requirements

As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen’s net capital, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2007, Cowen had net capital of approximately $82.3 million, which was approximately $81.3 million in excess of its net capital requirement of $1.0 million.

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

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 31, 2007, CIL’s financial resources of approximately $5.1 million exceeded the minimum requirement of $3.4 million by approximately $1.7 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed  consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, alternative energy and consumer sectors. As of March 31, 2007 our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity, convertible and other equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading business. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause our sales and trading revenues to vary from period to period. Because these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period. We are also subject to various legal and regulatory actions that impact our business and financial results.

Many of the macro economic factors noted above were positive during the first quarter of 2007 as inflation, interest rates and unemployment remained low, and earnings were generally positive.  The equity markets experienced strong performance in January and much of February with several indices reaching new all time highs in late February.  Volatility increased in late February and early March highlighted by a 416 point drop in the Dow Jones Industrial Average and 97 point drop in the NASDAQ on February 27, 2007.  The equity markets stabilized in the latter portion of March.  Capital markets activity, the volume of merger and acquisition transactions and aggregate trading volume on the Nasdaq Stock Market increased slightly in the first quarter while aggregate volumes on the New York Stock Exchange experienced a modest decrease.

The increased volatility in late February and early March was beneficial to our sales and trading business as volumes increased during those time periods.  This market disruption was, however, detrimental to our capital raising activities.  Our capital raising activities were also impacted by the high level of transaction volume toward the end of the fourth quarter of 2006 as many transactions that typically would have occurred in early 2007 were completed in December.  Our sales and trading business continued to experience the effects of increased competition in the brokerage industry. Although recent client and product initiatives resulted in an increase in our sales and trading revenues in the first quarter of 2007, competitive pressures in the secondary equities business have caused our sales and trading revenues to decline from previous levels. We remain confident in the long-term market opportunity for our business primarily due to positive long-term growth and investment trends in our target sectors and expected continued demand for our specialized services; however, because we are primarily focused on the healthcare, technology, media and telecommunications, alternative energy and consumer sectors, our period-over-period operating results may be different than performance levels indicated by broader market trends.

Public Equity

Notwithstanding the market disruption in late February, market conditions were favorable for public equity transactions during much of the first three months of 2007. For the three months ended March 31, 2007, new issue activity, including IPOs, secondary offerings and convertible debt offerings increased modestly compared to the first quarter of 2006. When measured by number of offerings, new issue activity increased by 8% year-over-year. When measured by total proceeds, new issue activity increased by 2% year-over-year. Activity in Cowen’s growth sectors was more muted than the overall market in the first quarter of 2007, with the number of transactions flat and total proceeds down 13% from the first quarter of 2006.

Private Equity

Private market capital raising activity decreased for the three months ended March 31, 2007 relative to the first quarter of 2006 when measured by the number of transactions. Year-over-year, the number of private investments in public equities (“PIPEs”) and registered direct placements (“RDs”) decreased by approximately 22%. When measured by total proceeds, there was an increase year-over-year of 13%, due to a limited number of very large transactions.

Strategic Advisory

Merger and acquisition activity across all sectors on a year-over-year basis increased in the first quarter of 2007 when measured by both aggregate transaction value and number of transactions. In Cowen’s growth sectors, merger and acquisition activity in the first quarter of 2007 decreased from the first quarter of 2006. Transaction value in the first quarter of 2007 increased 10% across all sectors, but decreased 17% within Cowen’s growth sectors compared to the first quarter of 2006. When measured by the total number of transactions, year-over-year volume increased 4% across all sectors, but was down 6% within Cowen’s growth sectors.

Sales and Trading

The equity trading environment was mixed during the quarter as activity on the New York Stock Exchange decreased by 4% year-over-year, while volumes on the Nasdaq Stock Market increased by 8% year-over-year.

Basis of Presentation

Our condensed consolidated financial statements have been prepared as if we had been a stand-alone entity for the periods presented prior to our IPO in July 2006. Our condensed consolidated financial statements for those periods prior to the IPO have also been prepared assuming that SGASH transferred all of its interest in Cowen and CIL to the Company.

Our condensed consolidated financial statements for all periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The condensed consolidated financial information included herein, for periods prior to July 13, 2006,  may not necessarily be indicative of the our results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had we been a stand-alone company during the entire periods presented.

The condensed consolidated financial statements for the three months ended March 31, 2007 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The condensed consolidated financial information included herein may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented prior to the date of our IPO.

Certain of our expenses are based on shared services that were provided by Société Générale or one of its affiliates prior to the IPO. These expenses primarily related to providing employee-related services and benefits, technology and data processing services and corporate functions including tax, legal, compliance, finance and operations. Costs included in the condensed consolidated financial statements for shared services were determined based on costs to the affiliated entity and allocated based on our usage of those services.

The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by Société Générale. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to these matters in our Condensed Consolidated Statements of Financial Condition, and cash flows related to these matters are recognized as financing activities in the Condensed Consolidated Statements of Cash Flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to indemnified legal matters (see Note, “Separation from Société Générale and Other Related Matters”, for further discussion of the Indemnification Agreement).

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and from providing strategic advisory services in mergers and acquisitions and similar transactions. Our investment banking revenues are derived primarily from small and mid-capitalization companies within our target sectors of healthcare, technology, media and telecommunications, alternative energy and consumer.

•                  Underwriting revenues.   We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, underwriting fees and selling concessions. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

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

Interest and Dividend Income

Interest and dividend income primarily consists of interest earned on our interest bearing assets and net interest and dividends on securities maintained in trading accounts related to our sales and trading business. In conjunction with our separation from Société Générale and our becoming a public company we have made a payment representing a return of capital to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income during 2007. In addition, we have transferred funds into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly. Excess reserves related to these settled matters will be returned to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow.

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

Compensation Expense

Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees (as described below) in connection with our IPO and the expense associated with our ongoing Cowen equity plan, which is a component of annual employee compensation. According to our equity plan, employees who earn total compensation above a designated level will have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. The amount of restricted equity awards paid to an employee is determined using a pre-determined formula such that higher levels of compensation will be more heavily weighted toward equity awards. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

We intend to incur employee compensation and benefits expense equal to between 58% and 60% of total revenues, plus, through 2011, the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. We may change our target percentages at any time.

The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was $5.2 million in 2006 and is expected to be $10.1 million, $9.4 million, $6.3 million, $4.9 million, and $0.7 million in the years 2007, 2008, 2009, 2010, and 2011, respectively. We have accounted for our equity awards in accordance with SFAS 123R. Compensation and benefit expense in 2006 included the expense associated with deferred compensation plans that were terminated as a result of our separation from Société Générale.

Non-compensation Expense

Floor brokerage and trade execution.   These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We entered into a new commercial clearing agreement with National Financial Services, LLC and commenced operations with them on January 26, 2007.

Service fees, net.   These expenses include fees for outsourcing services, including certain support functions such as information technology infrastructure, management and support, net of fees earned related to presentation center and library services provided by the Company to SGAI for the three months ended March 31, 2006.

Communications.   These expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data. We also incur communications expenses related to enhancements to our trading platform.

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

Other.   Other expenses include consulting fees, professional fees, legal and related costs, and implementation costs related to outsourcing and other projects, insurance premiums, exchange membership fees (net), research delivery costs and other related expenses.

Gain (loss) on exchange memberships.   These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns.  The tax results of the Company’s U.K. operations are included in CIL’s U.K. tax filing.

The income tax provision reflected in this quarterly report is presented as if the Company operated on a stand-alone basis for all periods presented, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

Results of Operations

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Overview

Total revenues decreased $30.3 million, or 29%, to $73.5 million for the three months ended March 31, 2007 compared with $103.8 million in the first quarter of 2006. This decrease was primarily due to a decrease in investment banking revenues of $28.0 million and a decrease in interest and dividend income of $4.0 million.

Total expenses decreased $19.4 million, or 21%, to $70.9 million for the three months ended March 31, 2007 compared with $90.3 million in the first quarter of 2006, primarily due to a decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues, 58% of which were accrued for compensation. Total non-compensation expenses decreased $1.8 million, or 7%, during the three months ended March 31, 2007 compared with the first quarter of 2006, primarily due to a decrease in service fees as a result of our separation from Société Générale and a decrease in floor brokerage and trade execution related expenses due to our new clearing agreement with National Financial Services, LLC. These decreases were partially offset by an increase in marketing and development expenses, and depreciation and amortization expense related to leasehold improvements made during 2006 in certain of our offices. We recorded net income of $2.5 million for the three months ended March 31, 2007 compared with $36.5 million in the first quarter of 2006. Net income for the three months ended March 31, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. which occurred on March 7, 2006.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended March 31,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$25,363	$53,439	$(28,076)	(52.5)%
Commissions	23,961	24,115	(154)	(0.6)
Principal transactions	20,665	19,412	1,253	6.5
Interest and dividend income	2,137	6,145	(4,008)	(65.2)
Other	1,415	682	733	107.5

Total revenues	73,541	103,793	(30,252)	(29.1)

Expenses
Employee compensation and benefits	45,167	62,738	(17,571)	(28.0)
Floor brokerage and trade execution	3,454	4,320	(866)	(20.0)
Service fees, net	3,503	4,956	(1,453)	(29.3)
Communications	4,197	4,128	69	1.7
Occupancy and equipment	4,277	4,222	55	1.3
Marketing and business development	3,215	2,903	312	10.7
Depreciation and amortization	766	475	291	61.3
Interest	141	227	(86)	(37.9)
Other	6,197	6,340	(143)	(2.3)
Total expenses	70,917	90,309	(19,392)	(21.5)
Operating income	2,624	13,484	(10,860)	(80.5)
Gain on exchange memberships	1,775	24,832	(23,057)	(92.9)
Income before income taxes	4,399	38,316	(33,917)	(88.5)
Provision for income taxes	1,928	1,776	152	8.6

Net income	$2,471	$36,540	$(34,069)	(93.2)%

Revenues

Investment Banking

Investment banking revenues decreased $28.0 million, or 53%, to $25.4 million for the three months ended March 31, 2007 compared with $53.4 million in the first quarter of 2006. The decrease reflects a slow down in our capital raising activities during the quarter. Our underwriting revenues decreased $12.8 million, or 49%, to $13.4 million for the three months ended March 31, 2007 compared with $26.2 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in transaction volume, which decreased by 45% and a slight decrease in our average revenues per transaction. We lead managed 25% of our underwritten transactions in the first quarter of 2007. Our private placement revenues decreased $17.2 million, or 81%, to $4.0 million for the three months ended March 31, 2007 compared with $21.2 million in the first quarter of 2006. The decrease in private placement revenues was primarily attributable to a decrease in the number of transactions completed in the first quarter of 2007. The decrease in capital raising revenues were partially offset by an increase of $2.0 million, or 33%, in strategic advisory fees to $8.0 million for the three months ended March 31, 2007 compared with $6.0 million in the first quarter of 2006. The increase in strategic advisory fees was primarily the result of an increase in the size of the transactions completed in the first quarter of 2007 compared to the first quarter of 2006.

Sales and Trading

•                 Commissions

Commissions decreased slightly to $24.0 million for the three months ended March 31, 2007 compared with $24.1 million in the first quarter of 2006. These results were primarily attributable to a slight reduction in trading volume.

•                 Principal Transactions

Principal transactions increased $1.3 million, or 6%, to $20.7 million for the three months ended March 31, 2007 compared with $19.4 in the first quarter of 2006. This increase was primarily due to higher over-the-counter equity volumes as well as net gains on securities owned.

Interest and Dividend Income

Interest and dividend income decreased $4.0 million, or 65%, to $2.1 million for three months ended March 31, 2007 compared with $6.1 million in the first quarter of 2006, resulting primarily from lower average interest bearing assets in the first quarter of 2007 compared with the first quarter of 2006, partially offset by higher average interest rates during the first quarter of 2007. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in the future.

Other

Other revenues increased $0.7 million, or 107%, to $1.4 million for the three months ended March 31, 2007 compared with $0.7 million in the first quarter of 2006. This increase was primarily attributable to an increase in fees for managing the portfolio of merchant banking assets and venture capital investments and an increase in equity research fee income associated with unbundling arrangements with certain of our institutional investor clients.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $17.5 million, or 28%, to $45.2 million for the three months ended March 31, 2007 compared with $62.7 million in the first quarter of 2006. This decrease was attributable to the application of our target compensation and benefits expense to revenue ratio to the decreased revenues during the first quarter of 2007 as compared to the first quarter of 2006. In addition, the first quarter of 2007 includes $2.5 million of expense associated with the initial grant of equity to our employees in connection with the IPO, while the first quarter of 2006 included a vesting expense of $2.5 million related to deferred compensation plans that were terminated as a result of our separation from Société Génerale. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 58% for the three months ended March 31, 2007 and 2006.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees decreased $0.8 million, or 20%, to $3.5 million for the three months ended March 31, 2007 compared with $4.3 million in the first three months of 2006. This decrease was primarily attributable to more favorable pricing under the new clearing agreement entered into with

National Financial Services, LLC. We commenced operations with National Financial Services, LLC on January 26, 2007.

Service Fees, net

Net service fees decreased $1.5 million, or 29%, to $3.5 million for the three months ended March 31, 2007 compared with $5.0 million in the first three months of 2006. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO, partially offset by additional services related to the outsourcing of our information technology infrastructure.

Marketing and Business Development

Marketing and business development expense increased $0.3 million, or 11%, to $3.2 million for the three months ended March 31, 2007 compared with $2.9 million in the first three months of 2006. This increase was primarily due to an increase in conference related costs, partially offset by a decrease in travel and entertainment related expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 61.3%, to $0.8 million for the three months ended March 31, 2007 compared with $0.5 million in the first three months of 2006. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006.

Other

Other expenses decreased $0.1 million, or 2%, to $6.2 million for the three months ended March 31, 2007 compared with $6.3 million in the first three months of 2006. This decrease was primarily attributable to reductions in accounting and auditing expenses, recruiting expenses and insurance premiums, partially offset by an increase in legal related expenses.

Gain on exchange memberships

Gain on exchange memberships decreased $23.0 million to $1.8 million for the three months ended March 31, 2007 compared to $24.8 million in the same period in the prior year. This decrease was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred during the first quarter of 2006. During the first quarter 2007, we sold our seat on the Chicago Board Options Exchange for a one-time gain of $1.8 million.

Provision for income taxes

We reported a tax provision of $1.9 million for the three months ended March 31, 2007, which reflects an effective tax rate of 43.8% compared to a tax provision of $1.8 million in the same period in the prior year, which reflects an effective tax rate of 4.6%.  The first quarter of 2007 tax expense consisted of current tax expense of $3.7 million offset by a net deferred tax benefit of $1.8 million.  The deferred tax benefit for the period is primarily attributable to stock based compensation.

The low effective tax rate for the first quarter 2006 is due to the reversal of valuation allowance associated with the net operating loss that was generated prior to the Company’s IPO.  In connection with the Company’s separation from Société Générale, SGAI retained such tax benefits.

Liquidity and Capital Resources

Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2007, we had cash and cash equivalents of $109.0 million.

As part of our separation from Société Générale and our becoming a public company, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders’ equity to be $207.0 million immediately after the IPO as agreed upon with Société Générale. Under the terms of the Separation Agreement (see Note 10 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. The Company has accrued approximately $2.0 million as a capital distribution payable to Société Générale related to this final review.

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

At March 31, 2007, our net capital under the SEC’s Uniform Net Capital Rule was $82.3 million, or $81.3 million in excess of the minimum required net capital.

CIL is subject to the capital requirements of the FSA of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At March 31, 2007, CIL’s financial resources of approximately $5.1 million exceeded the minimum requirement of $3.4 million by approximately $1.7 million.

Cash Flows

Three Months Ended March 31, 2007.   Cash decreased by $76.0 million for the three months ended March 31, 2007, primarily as a result of cash used in operating activities. Our operating activities used $75.8 million of cash due to a decrease in cash from changes in operating liabilities of $241.7 million, partially offset by an increase in cash from changes in operating assets of $160.0 million, net income of $2.5 million, and non-cash charges of $3.5 million.

The change in operating liabilities of $241.7 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $123.0 million, a decrease in employee compensation and benefits payable of $91.7 million, and a decrease in payable to brokers, dealers and clearing brokers of $27.1 million.  The quarter-to-quarter change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount.  The decrease in employee compensation and benefits payable was due to the payment of 2006 cash bonuses in the first quarter.

The change in operating assets of $160.0 million was primarily due to a decrease in securities owned, at fair value of $98.5 million, and a decrease in receivable from brokers, dealers and clearing brokers of $53.6 million.

The non-cash charges primarily represent stock-based compensation, income taxes, and depreciation and amortization charges.

Three Months Ended March 31, 2006.   Cash decreased by $1.5 million for the three months ended March 31, 2006, primarily due to cash used in operating activities of $8.8 million and cash used in investing activities of $1.1 million, partially offset by cash provided by financing activities of $8.4 million.

Our operating activities used $8.8 million of cash primarily due to a decrease in cash from changes in operating liabilities of $72.3 million and a decrease in cash due to adjustments for non-cash charges items of $22.5 million.  These decreases were partially offset by net income of $36.5 million and an increase in cash from changes in operating assets of $49.5 million.

The change in operating liabilities of $72.3 million primarily represents a decrease in employee compensation and benefits payable of $57.2 million due to the payment of 2005 cash bonuses in the first quarter.  The non-cash charge primarily represents a one-time non-cash gain of $24.8 million from the merger of NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006.  The change in operating assets of $49.5 million was primarily due to a decrease in securities purchased under agreements to resell with related party of $60.7 million, offset by an increase in receivable from brokers, dealers, and clearing brokers of $10.2 million.

Cash used in investing activities represents the purchase of furniture, fixtures, equipment, and leasehold improvements of $1.1 million.  Cash provided by financing activities primarily represents capital contributions from SGASH of $8.6 million.

Credit Facilities

We have an irrevocable Letter of Credit for $5.0 million issued by the Bank of New York (“BONY”), expiring on July 12, 2008, supporting our Boston office lease. We have another irrevocable Letter of Credit for $100 thousand issued by BONY, expiring on July 26, 2008, supporting our worker compensation insurance with Safety National Casualty Corporation. To the extent either Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2007; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Part I, Item 3 - “Qualitative and Quantitative Disclosures About Market Risk—Credit Risk.”

We are a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying Condensed Consolidated Statements of Financial Condition for these arrangements.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

Our significant accounting policies are summarized in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

Using these criteria, we believe the following to be our critical accounting policies:

Revenue Recognition

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which we act as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, and fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. “Securities owned” and “securities sold, not yet purchased” and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item “principal transactions” in our Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include “receivable from brokers, dealers and clearing brokers”, “payable to brokers, dealers and clearing brokers”, “securities purchased under agreements to resell with related party” and “corporate finance and syndicate receivables.”

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

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS 142, goodwill is not amortized; instead these assets are evaluated at least annually for impairment.

We monitor goodwill annually or more frequently if events or circumstances indicate a possible impairment. A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, goodwill impairment is recognized. Fair value is based on factors such as projected cash flows, revenue multiples of comparable exchange listed companies, and/or the price of our stock.

Legal and Regulatory Reserves

We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement with Société Générale (see Note 4, Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale and Note 10, Separation from Société Générale and Other Related Matters, for further discussion of the Escrow Agreement and the Indemnification Agreement). To the extent that we are not indemnified by Société Générale, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings.  We may increase or decrease our legal reserves in the future, on a matter by matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Accounting Developments

In February 2007, the FASB issued SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of implementing SFAS 159.

In September, 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and determined that the adoption of FIN 48 does not have a significant impact on the Company’s consolidated financial statements at the present time.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.                          Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, as of March 31, 2007, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

The following legal matters reflect developments with respect to the Company’s legal proceedings that occurred in the first quarter of 2007. These items should be read together with the Company’s discussion under the heading Commitments and Contingencies and Guarantees, Litigation, in the Notes to the Condensed Consolidated Financial Statements and the Company’s discussion set forth under Legal Proceedings in Part I, Item 3 of the Company’s Annual Report on form 10-K for the year ended December 31, 2006.

The Company is one of several defendants named in lawsuits involving Lernout & Hauspie Speech Products, N.V. (‘‘L&H’’).  In Nisselson v. Lernout, et al., No. 05-1774, filed in the United States District Court for the District of Massachusetts on May 5, 2003, the Trustee of the Dictaphone Litigation Trust alleged that the Company made material misrepresentations to Dictaphone while the Company was a financial advisor to L&H on its acquisition of Dictaphone, and further alleged that the Company published materially misleading research on L&H, in violation of various federal and state laws. On August 9, 2004, the District Court granted the Company’s motion to dismiss the amended complaint. The Trustee appealed the District Court’s ruling to the United States Court of Appeal for the First Circuit and, on November 8, 2006, the First Circuit affirmed the dismissal of all claims against the Company. On February 23, 2007, the plaintiff filed a petition for writ of certiorari to the Supreme Court of the United States, and on April 30, 2007, the Supreme Court denied that petition.  To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain initial public offerings, including the Company, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify six “focus” cases as class actions. The Company is a named defendant in four of these “focus” cases. The Company appealed the class certification decision to the Second Circuit Court of Appeals and on December 4, 2006, the Second Circuit reversed the district court’s decision and remanded the matter for reconsideration in light of the Second Circuit’s opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the district court stayed discovery in the consolidated banc.  On April 6, 2007, the Second Circuit denied plaintiff’s petition for rehearing en banc.  To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

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

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against the Company in San Francisco Superior Court. Plaintiffs allege that the Company negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, the Company removed the case to United States District Court for the Northern District of California. On August 17, 2006 the Company filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the court granted the Company’s motion to dismiss, with leave to replead, and denied Plaintiffs’ move to remand.  By stipulation and order dated April 20, 2007, the court directed entry of a final judgment dismissing the complaint with prejudice.  Plaintiffs’ time to appeal this dismissal has not yet expired.  To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is named as an underwriter defendant in several putative securities class actions brought in the United States District Court for the Southern District of New York.  In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 initial public offering of WorldSpace, Inc., a satellite-radio provider.  The complaints allege that the subscriber count in the WorldSpace prospectus improperly included subscribers who had purchased a three-month, pre-paid subscription pursuant to a promotional offer but who declined to continue to pay for a subscription following the end of the promotional period.  The court has scheduled a status conference for June 5, 2007.

Item 1A.                 Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on form 10-K for the year ended December 31, 2006. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2006 Form 10-K filed on March 30, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

By:	/s/ KIM S. FENNEBRESQUE
Name:	Kim S. Fennebresque
Title:	Chairman, Chief Executive Officer and President

By:	/s/ THOMAS K. CONNER
Name:	Thomas K. Conner
Title:	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Dated:  May 15, 2007

Exhibit Index

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Cowen Group, Inc, Effective April 16, 2007

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

E-1