Form 10-K/A
period 2006-12-31
Cowen Group, Inc.
filed 2007-07-17
CIK 1355007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
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

EXPLANATORY NOTE

Cowen Group, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Form 10-K”), to correct a typographical error in the content of Note 2 to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.  The following language intended to be included immediately following the paragraph captioned “Legal Reserves” on page F-11 of the Original Form 10-K in Note 2—Summary of Significant Accounting Policies was inadvertently omitted:

Revenue recognition

Investment Banking

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

No other changes are being made to the Financial Statements or other information in Item 8.  In addition, no changes are being made pursuant to this amendment to any other item of our Form 10-K other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers.  In accordance with the SEC’s rules applicable to the filing of amendments to Form 10-K, we are including in this amendment the complete text of Item 8.

i

ii

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cowen Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Cowen Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ /group equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

New York, New York
March 28, 2007

Cowen Group, Inc.

Consolidated Statements of Financial Condition

As of December 31, 2006 and 2005

	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$185,042	$2,150
Restricted cash pursuant to escrow agreement	52,099	—
Cash segregated under Federal or other regulations	—	1,107
Securities owned, at fair value	259,921	220,086
Securities purchased under agreements to resell with related party	—	410,981
Receivable from brokers , dealers and clearing brokers (see Note 12, Related Party Disclosures)	83,564	25,849
Corporate finance and syndicate receivables	27,022	16,120
Insurance claims receivable	—	5,316
Due from affiliates	1,367	568
Exchange memberships , cost (fair value of $2,561 and $27,019 at December 31, 2006 and 2005, respectively)	812	8,167
Furniture, fixtures , equipment and leasehold improvements (net of accumulated depreciation and amortization of $6,001 and $3,632 at December 31, 2006 and 2005, respectively)	12,629	3,223
Goodwill	50,000	50,000
Other assets	11,982	41,772
Total assets	$684,438	$785,339
Liabilities and Stockholders’ / Group Equity
Liabilities
Bank overdrafts	$1,858	$1,581
Securities sold , not yet purchased, at fair value	251,580	143,223
Payable to brokers , dealers and clearing brokers (see Note 12, Related Party Transactions)	29,918	15,376
Employee compensation and benefits payable	116,021	156,924
Legal reserves and legal expenses payable (see Note 10, Commitments , Contingencies and Guarantees)	53,167	78,732
Accounts payable, accrued expenses and other liabilities (see Note 12, Related Party Transactions)	13,766	15,552
Total liabilities	466,310	411,388
Stockholders’ / Group equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 15,000,000 shares issued and 14,988,472 shares outstanding (including 2,088,472 restricted shares)	129	—
Additional paid-in capital	215,240	—
Retained earnings	2,759	—
Less common stock held in treasury, at cost: 11,528 shares at December 31, 2006 and -0- shares at December 31, 2005	—	—
Group equity	—	373,951
Total stockholders’ equity (2006)/group equity (2005)	218,128	373,951
Total liabilities and stockholders’/group equity	$684,438	$785,339

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

1. Organization and Basis of Presentation (continued)

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

2. Summary of Significant Accounting Policies (continued)

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

2. Summary of Significant Accounting Policies (continued)

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

2. Summary of Significant Accounting Policies (continued)

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

Revenue recognition

Investment Banking

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

2. Summary of Significant Accounting Policies (continued)

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

Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), has two effective dates.  For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, EITF 04-05 is effective after June 29, 2005.  For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  Two transition methods are available.  EITF 04-05 provides guidance for assessing when a general partner controls, and therefore should consolidate, a limited partnership or similar entity when the limited partners

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

3. Accounting Developments (continued)

have certain rights.  The Company has evaluated the impact of EITF 04-05 and determined that the adoption of EITF 04-05 did not result in the Company having to consolidate any limited partnerships that would otherwise not be consolidated absent EITF 04-05.

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

On July 12, 2006, the Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. Also on July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale (continued)

agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $52.1 million as of December 31, 2006.

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

10. Commitments, Contingencies and Guarantees (continued)

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

The Company entered into an Indemnification Agreement with Société Générale on July 11, 2006. Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against all liabilities specifically retained or assumed by us

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

11. Separation from Société Générale and Other Related Matters (continued)

after becoming a public company. Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company’s subsidiaries from and against certain liabilities assumed or retained by them, and Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

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

12. Related Party Transactions (continued)

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

12. Related Party Transactions (continued)

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

13. Employee Benefits (continued)

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

Prior to the IPO, the Company sponsored a plan enabling eligible employees to invest a portion of their performance related compensation in SG Cowen Ventures I, L.P. Most plan participants met the U.S. Securities and Exchange Commission’s definition of an accredited investor and qualified to become limited partners of the fund. Upon payment of the performance related compensation for the year in which the plan was offered, the Company had no further obligation to these accredited participants. Certain plan participants did not meet the requirements to be treated as an accredited investor, and accordingly were permitted to make a hypothetical investment with pre-tax dollars in the fund. The Company had not made an equity investment in SG Cowen Ventures I, L.P., but its liability to these non-accredited employees was based upon the performance of their hypothetical investment. Changes in the Company’s liabilities to employees were approximately $0.04 million, $0.1 million, and ($0.8) million for the years ended December 31, 2006, 2005 and 2004 respectively, and are included in employee compensation and benefits

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

13. Employee Benefits (continued)

on the Consolidated Statements of Operations. The Company recorded a liability of approximately $0.4 million for the year ended December 31, 2005, which is included in employee compensation and benefits payable on the Consolidated Statement of Financial Condition. As a result of the IPO and pursuant to the Separation Agreement, Société Générale assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

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

14. Stock-Based Compensation (continued)

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

14. Stock-Based Compensation (continued)

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

15. Income Taxes (continued)

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

15. Income Taxes (continued)

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

The Company uses U.S. Treasury futures and listed options to economically hedge proprietary trading positions. In addition, the Company uses listed options for proprietary trading activities.  Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. As a

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

16. Financial Instruments with Off-Balance Sheet Risk, Credit Risk, or Market Risk (continued)

writer of options, the Company receives a premium in exchange for giving the counterparty the right to buy or sell the security at a future date at a contracted price. Warrants provide an option to the holder to purchase securities from the issuer. Credit default swaps represent agreements in which one party pays a fixed fee in return for a payment by the other party contingent upon a specified default event relating to an underlying reference asset or pool of assets.

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

Preferred stock

The Company’s board of directors has the authority, without action by its stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences, and privileges of

Cowen Group, Inc.
Notes to Consolidated Financial Statements (continued)

17. Stockholders’ Equity (continued)

each series, which may be greater than the rights associated with the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the Company’s board of directors determines the specific rights of the holders of preferred stock. However, the effects may include the following: restricting dividends on its common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock and delaying or preventing a change in control of the Company without further action by its stockholders.

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

18. Earnings Per Share (continued)

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

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
		(in thousands)
Total revenues	$103,793	$83,617	$60,200	$97,357
Expenses:
Compensation and benefits	62,738	48,838	44,999	59,132
Other expenses	27,571	28,859	27,270	28,944
Total expenses	90,309	77,697	72,269	88,076
Operating income (loss)	13,484	5,920	(12,069)	9,281
Gain on exchange memberships	24,832	—	—	1,011
Income (loss) before income taxes	38,316	5,920	(12,069)	10,292
Provision (benefit) for taxes	1,776	345	(655)	3,082
Net income (loss)	$36,540	$5,575	$(11,414)	$7,210
Earnings per share:
Basic	2.83	0.43	(0.88)	0.56
Diluted	2.83	0.43	(0.88)	0.55
Weighted average number of common shares :
Basic	12,900	12,900	12,902	12,910
Diluted	12,900	12,900	12,902	13,162

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Total revenues	$82,272	$53,480	$77,915	$80,624
Expenses:
Compensation and benefits	45,509	29,673	42,434	54,512
Other expenses	26,420	25,845	29,876	27,707
Total expenses	71,929	55,518	72,310	82,219
Operating income (loss)	10,343	(2,038)	5,605	(1,595)
Gain on exchange memberships	—	—	—	918
Income (loss) before income taxes	10,343	(2,038)	5,605	(677)
Provision (benefit) for taxes	782	(59)	488	(59)
Net income (loss)	$9,561	$(1,979)	$5,117	$(618)
Earnings per share:
Basic	0.74	(0.15)	0.40	(0.05)
Diluted	0.74	(0.15)	0.40	(0.05)
Weighted average number of common shares :
Basic	12,900	12,900	12,900	12,900
Diluted	12,900	12,900	12,900	12,900

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

By: /s/ Kim S. Fennebresque
Name: Kim S. Fennebresque
Title: Chairman, Chief Executive Officer and President

Dated:  July 17, 2007

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002