Form 10-Q
period 2007-06-30
Cowen Group, Inc.
filed 2007-08-10
CIK 1355007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2007, there were 15,962,165 shares of the registrant’s common stock outstanding.

Special Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are forward-looking statements. In some cases, you can identify these statements by forward-looking terms such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “intend” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under Part II, Item 1A—”Risk Factors”.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Except as required by law, we undertake no duty to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2007 and 2006. The Consolidated Financial Statements as of December 31, 2006 were audited.

PART I.   FINANCIAL INFORMATION

Item 1.                        Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$98,801	$185,042
Restricted cash pursuant to escrow agreement	36,375	52,099
Securities owned, at fair value	176,154	259,921
Receivable from brokers, dealers and clearing brokers	66,850	83,564
Corporate finance and syndicate receivables	22,218	27,022
Due from affiliates	481	1,367
Exchange memberships, at cost (fair value of $759 and $2,561 at June 30, 2007 and December 31, 2006, respectively)	487	812
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $7,782 and $6,001 at June 30, 2007 and December 31, 2006, respectively)	11,631	12,629
Goodwill	50,000	50,000
Other assets	20,468	11,982
Total assets	$483,465	$684,438
Liabilities and Stockholders’ Equity
Liabilities
Bank overdrafts	$2,174	$1,858
Securities sold, not yet purchased, at fair value	162,195	251,580
Payable to brokers, dealers and clearing brokers	898	29,918
Employee compensation and benefits payable	35,495	116,021
Legal reserves and legal expenses payable (see Note 9, Commitments, Contingencies and Guarantees)	25,205	53,167
Accounts payable, accrued expenses and other liabilities	27,107	13,766
Total liabilities	253,074	466,310
Stockholders’ equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 16,058,576 and 15,000,000 shares issued, and 15,884,873 and 14,988,472 shares outstanding at June 30, 2007 and December 31, 2006, respectively (including 2,983,241 and 2,088,472 restricted shares, respectively)	129	129
Additional paid-in capital	224,808	215,240
Retained earnings	5,454	2,759
Less: common stock held in treasury, at cost: 173,703 shares at June 30, 2007 and 11,528 shares at December 31, 2006	—	—
Total stockholders’ equity	230,391	218,128
Total liabilities and stockholders’ equity	$483,465	$684,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Investment banking	$30,148	$39,477	$55,511	$92,916
Commissions	22,226	22,109	46,187	46,224
Principal transactions	15,220	15,368	35,885	34,780
Interest and dividend income (see Note 11, Related Party Transactions)	1,894	5,510	4,031	11,655
Other	1,735	1,153	3,150	1,835
Total revenues	71,223	83,617	144,764	187,410
Expenses
Employee compensation and benefits	43,823	48,838	88,990	111,576
Floor brokerage and trade execution (see Note 11, Related Party Transactions)	3,187	4,508	6,641	8,828
Service fees, net (see Note 11, Related Party Transactions)	3,714	4,663	7,217	9,619
Communications	4,418	4,356	8,615	8,484
Occupancy and equipment (see Note 11, Related Party Transactions)	4,373	4,513	8,650	8,735
Marketing and business development	4,129	3,287	7,344	6,190
Depreciation and amortization	1,015	519	1,781	994
Interest	154	177	295	404
Other	6,031	6,836	12,228	13,176
Total expenses	70,844	77,697	141,761	168,006
Operating income	379	5,920	3,003	19,404
Gain on exchange memberships	—	—	1,775	24,832
Income before income taxes	379	5,920	4,778	44,236
Provision for income taxes	155	345	2,083	2,121
Net income	$224	$5,575	$2,695	$42,115
Earnings per share:
Basic	$0.02	$0.43	$0.21	$3.26
Diluted	$0.02	$0.43	$0.20	$3.26
Weighted average shares used in computation of per share data:
Basic	12,912	12,900	12,911	12,900
Diluted	13,530	12,900	13,474	12,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$2,695	$42,115
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of exchange memberships	—	(24,832)
Income taxes	(3,518)	2,121
Stock-based compensation	9,710	92
Depreciation and amortization	1,781	994
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	15,724	—
Cash segregated under Federal and other regulations	—	1,107
Securities owned, at fair value	83,767	(41,618)
Securities purchased under agreements to resell with related party	—	39,646
Receivable from brokers, dealers and clearing brokers	16,714	4,571
Corporate finance and syndicate receivables	4,804	(4,249)
Insurance claims receivable	—	5,316
Due from affiliates	886	(497)
Exchange memberships, at cost	325	—
Other assets	(3,460)	(7,131)
Increase (decrease) in operating liabilities:
Bank overdrafts	316	278
Securities sold, not yet purchased, at fair value	(89,385)	22,002
Payable to brokers, dealers and clearing brokers	(29,020)	2,946
Employee compensation and benefits payable	(80,526)	(34,199)
Legal reserves and legal expenses payable	(27,962)	(25,329)
Accounts payable, accrued expenses and other liabilities	11,691	20,270
Net cash (used in) provided by operating activities	(85,458)	3,603
Cash flows from investing activities
Purchase of furniture, fixtures, equipment and leaseholds improvements	(783)	(5,600)
Cash used in investing activities	(783)	(5,600)
Cash flows from financing activities
Payments related to retail brokerage business not conducted by the Company (see Note 1, Organization and Basis of Presentation)	—	(5,043)
Capital contributions	—	11,480
Net cash (used in) provided by financing activities	—	6,437
Net (decrease) increase in cash and cash equivalents	(86,241)	4,440
Cash and cash equivalents
Beginning of period	185,042	2,150
End of period	$98,801	$6,590
Supplemental disclosure of cash flow information
Income taxes paid	$9,508	$—
Interest paid	$383	$935
Supplemental disclosure of non-cash flow information
Transfer to SGASH of consideration from NYSE merger with Archipelago	$—	$32,182
Accrued capital withdrawal payable to Société Générale	$142	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements

1.                 Organization and Basis of Presentation

Cowen Group, Inc. (together with its subsidiaries, the “Company”) was incorporated in Delaware on February 15, 2006 with the issuance of 100 shares of common stock with a par value of $0.01 per share. The Company completed an initial public offering (“IPO”) of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. (“SGASH”). On that date, SGASH was a wholly-owned subsidiary of SG Americas, Inc. (“SGAI”), which in turn was a wholly-owned subsidiary of Société Générale. The Company is operated and managed on an integrated basis as a single operating segment and primarily provides research, institutional sales and trading and investment banking services to its clients.

Cowen and Company, LLC (“Cowen”), a Delaware single member limited liability company, is the United States (“U.S.”) broker-dealer subsidiary of Cowen Group, Inc. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, alternative energy and consumer, operating primarily in the United States. Cowen’s predecessor was SG Cowen Securities Corporation (“SGCSC”). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC (which subsequently was renamed as Cowen and Company, LLC) and SG Americas Securities, LLC (“SGAS”). Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

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

Concurrent with the Company’s IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders’ equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement (see Note 10, “Separation from Société Générale and Other Related Matters” for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. The Company has accrued approximately $2.1 million as a capital distribution to Société Générale related to this final review. SGASH received all the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale.

Basis of Presentation

Management believes that these condensed consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the Condensed Consolidated

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Statements of Financial Condition, Operations and Cash Flows for the periods presented. These condensed consolidated financial statements and related notes are unaudited and exclude some of the disclosures required in annual financial statements.

The condensed consolidated financial statements for periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The condensed consolidated financial information included herein, for periods prior to July 13, 2006, may not necessarily be indicative of the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by Société Générale through an indemnification agreement (the “Indemnification Agreement”). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Condensed Consolidated Statements of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of Société Générale. Since the Company became a public company, these payments have been included as operating activities. The effect of this indemnification on the Company’s consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company’s litigation and related expense. See Note 9, “Commitments, Contingencies and Guarantees” and Note 10, “Separation from Société Générale and Other Related Matters” for further discussion.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of $1.7 million and $3.6 million from communications expense to floor brokerage and trade execution expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006, respectively. In addition, litigation and related expenses have been reclassified to other expenses.

2.                 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Corporate Finance and Syndicate Receivables

Corporate finance and syndicate receivables include receivables relating to the Company’s investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of June 30, 2007 and December 31, 2006.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Exchange Memberships

Exchange memberships representing both ownership interest and the right to conduct business on the exchange are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Stock-Based Compensation

Stock-based awards related to the Company’s equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). See Note 12, “Stock-Based Compensation” for a description of these awards.

The Company adopted SFAS 123R effective January 1, 2006. Upon adoption of SFAS 123R, the modified prospective transition method was used. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Legal Reserves

The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). These amounts are reported in other expenses, net of recoveries, in the Condensed

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters. See Note 9, “Commitments, Contingencies, and Guarantees” and Note 10, “Separation from Société Générale and Other Related Matters” for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

Revenue recognition

Investment Banking

Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Derivative Financial Instruments

The Company primarily uses U.S. Treasury futures and options to economically hedge proprietary trading positions. In addition, the Company uses options for proprietary trading activities. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Options are stated at fair value, which is based on current market prices, within securities owned and securities sold, not yet purchased in the Consolidated Statements of Financial Position. Realized and unrealized gains and losses associated with futures transactions and options are included in principal transactions in the Condensed Consolidated Statements of Operations. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers in the Condensed Consolidated Statements of Financial Condition and were de minimis at June 30, 2007 and December 31, 2006. The Company also holds warrants, which are reported at fair value, within securities owned in the Condensed Consolidated Statements of Financial Position.

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

Foreign Currency Translation

The Company’s assets and liabilities denominated in foreign currencies are translated based on the rate of exchange prevailing at each statement of financial condition date. Revenues and expenses are translated at the average exchange rates prevailing during the periods. Gains and losses on foreign currency are recorded in other revenues or other expenses in the Condensed Consolidated Statement of Operations.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

3.                 Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and determined that the adoption of FIN 48 does not have a significant impact on the Company’s consolidated financial statements at the present time.

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

On July 12, 2006, the Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. Also on July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

arrangement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $36.4 million as of June 30, 2007 and $52.1 million as of December 31, 2006.

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

5.                 Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
		Sold,		Sold,
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased
	(in thousands)
Corporate debt securities	$94,543	$66,876	$171,124	$91,904
Equity securities	68,687	93,158	54,802	156,449
Mutual funds	2,646	—	3,266	—
Options	6,961	2,062	25,874	3,106
Warrants	3,317	—	4,088	—
Other	—	99	767	121
Total	$176,154	$162,195	$259,921	$251,580

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

6.                 Receivable from and Payable to Brokers, Dealers and Clearing Brokers

Amounts receivable from and payable to brokers, dealers and clearing brokers at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007		December 31, 2006
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$57,234	$—	$70,032	$22,215
Fees and commissions	9,616	898	13,532	7,703
Total	$66,850	$898	$83,564	$29,918

7.                 Exchange Memberships

Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded in the three or six months ended June 30, 2007 and 2006. The fair value of the exchange memberships was approximately $0.8 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively.

8.                 Goodwill

All of the Company’s goodwill resulted from the 1998 acquisition of the former Cowen private partnership by Société Générale. Goodwill was amortized based on its estimated useful life up until the date of adoption of SFAS No. 142, January 1, 2002, after which time goodwill was no longer amortized. Goodwill is tested annually for impairment, or more frequently if deemed necessary. There were no additions to goodwill and no impairment losses during the six months ended June 30, 2007.

9.                 Commitments, Contingencies and Guarantees

Legal Proceedings

The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Company’s Escrow Agreement with Société Générale. See Note 4, “Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale” and Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Escrow Agreement and the Indemnification Agreement. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company’s defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter by matter basis, to account for developments in such matters.

Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company’s consolidated financial

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

condition or cash flows. However, losses may be material to the Company’s operating results in a future period, depending in part, on the operating results for such period and the extent to which the Company is indemnified by Société Générale.

Lease commitments

The Company’s headquarters is located in New York and other offices are located in Boston, San Francisco, Cleveland, Dallas, London and Geneva. Certain office space is leased under operating leases that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five-year extension option which would allow the Company to extend the lease through November 30, 2019.

As of June 30, 2007, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2007	$4,484
2008	9,095
2009	9,387
2010	9,498
2011	9,453
Thereafter	20,516
$62,433

Rent expense was approximately $2.7 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, and was approximately $5.5 million and $5.1 million for the six months ended June 30, 2007 and 2006, respectively. Rent expenses above include building operating expenses which are charged to the Company.

Guarantees

The Company has outsourced certain information technology services under agreements which are in place until 2010. As of June 30, 2007, the Company’s annual minimum guaranteed payments under these agreements are as follows:

Minimum
Guaranteed
Payments
(in thousands)
Remainder of 2007	$5,994
2008	11,867
2009	10,155
2010	4,226
$32,242

The Company applies the provisions of the FASB’s Interpretation No. 45, Guarantor’s Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by the Company after becoming a public company. See Note 10, “Separation from Société Générale and Other Related Matters” for further discussion of the Indemnification Agreement. There were no contingent liabilities related to these matters recognized by the Company through the period ended June 30, 2007.

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

The Separation Agreement provides that, as of July 18, 2006, both the Company and Société Générale will assume and/or retain certain actual or contingent liabilities. Specifically, the Company will retain or assume, among others, certain liabilities reflected in the Company’s Condensed Consolidated Statements of Financial Condition, all liabilities associated with the Company’s stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with Société Générale, liabilities associated with the breach of or failure to perform any of the Company’s obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by Société Générale) relating to, arising out of or resulting from the Company’s business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed by Société Générale include, among others, liabilities associated with the sale and transfer of its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain specified liabilities and all other liabilities expressly allocated to it under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by Société Générale.

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

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

separation from Société Générale, SGAI retained the tax benefits of the Company’s net operating loss carryforwards.

On July 11, 2006 the Board of Directors of the Company approved the “2006 Equity and Incentive Plan” pursuant to which the Company can offer employees, independent contractors and non-employee Directors’ equity-based awards. 4,725,000 shares of common stock have been allocated for issuance under this plan. In connection with the IPO, the Company made equity awards of 2,100,000 shares of restricted stock and granted options to purchase 1,125,000 shares of common stock to certain of its senior employees.

11.          Related Party Transactions

Effective July 21, 2006 (the date on which Société Générale’s ownership level was reduced to below 10%), the Company is no longer an affiliate or related party of Société Générale. As such, the Condensed Consolidated Statements of Operations include related party items through July 21, 2006.

Revenues earned from and expenses incurred with affiliated companies for the three and six months ended June 30, 2007 and 2006 (including transactions with Société Générale through July 21, 2006, the date on which their ownership level was reduced to below 10%), are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Interest and dividend income	$—	$4,565	$—	$9,121
Other	478	533	1,103	1,064
Total revenues	478	5,098	1,103	10,185
Expenses
Floor brokerage and trade execution	—	2,304	—	4,431
Service fees, net	—	1,730	—	4,080
Occupancy and equipment	—	4,306	—	6,770
Interest	—	46	—	145
Other	—	69	—	(69)
Total expenses	—	8,455	—	15,357
Total, net	$478	$(3,357)	$1,103	$(5,172)

Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily resulted from securities transactions and administrative services.

Pursuant to service agreements with certain affiliates, the Company earned fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in other revenue in the Condensed Consolidated Statements of Operations.

The Company previously cleared its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in floor brokerage and trade execution in the Condensed Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company’s separation from Société Générale, which had replaced the Company’s pre-existing clearing agreement with SGAS. The initial terms of that clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time the Company entered into a long term relationship with a new clearing firm.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $1.5 million for the three months ended June 30, 2006, and $3.7 million for the six months ended June 30, 2006. In addition, the Company incurred expenses of approximately $0.3 million in the three months ended June 30, 2006, and $0.6 million in the six months ended June 30, 2006, with an affiliated company for certain presentation center services during that period. These expenses are included in service fees in the Condensed Consolidated Statements of Operations, net of approximately $0.1 million and $0.2 million of fees earned related to presentation center and library services provided by the Company to SGAI during the three and six months ended June 30, 2006, respectively.

Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by Société Générale. The total amount allocated was approximately $4.3 million during the three months ended June 30, 2006, and $6.8 million during the six months ended June 30, 2006, and is reported in occupancy and equipment in the Condensed Consolidated Statements of Operations.

12.          Stock-Based Compensation

Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the “2006 Plan”). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company’s shareholders approved and established the 2007 Equity and Incentive Plan (“the “2007 Plan”), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted in connection with our IPO generally vest at 25% on each of the second through fifth anniversaries of the grant date and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of June 30, 2007, there were 16,027 restricted stock units outstanding for awards to non-employee directors, which were immediately vested and expensed upon issuance. As of June 30, 2007, there were 14,649 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. For the six months ended June 30, 2007, the Company awarded 7,867 restricted stock units to non-employee directors, and 7,985 restricted stock units to employees. As of June 30, 2007, there were approximately 2.2 million shares available for future issuance under the 2006 and 2007 Plans.

The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized on an accelerated basis over the vesting period of the option or award.

The compensation cost that has been expensed for these awards was approximately $5.2 million and $9.7 million for the three and six months ended June 30, 2007, respectively. An income tax benefit of $2.2 million and $4.1 million was recognized during the three and six months ended June 30, 2007, respectively. There was no expense related to the Company’s stock awards for the three and six months ended June 30, 2006, as those periods preceded the initial equity grant in conjunction with the Company’s IPO.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

There were no stock option grants during the six months ended June 30, 2007 and 2006. The valuation assumptions used in the valuation of the stock option grant on July 12, 2006 in conjunction with the initial public offering were as follows:

Valuation assumptions:

Grant Date
Expected option term	5.25 years
Expected volatility	31.8%
Expected dividend yield	0%
Risk-free interest rate	4.97%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Exercise	Remaining	Intrinsic
	Option	Price/Share (1)	Term	Value (2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2006	1,113,427	$16.00
Options granted	—	—
Options exercised	—	—
Options forfeited	(138,721)	16.00
Options expired	—	—
Balance outstanding at June 30, 2007	974,706	$16.00	6.03	$1,862
Options exercisable at June 30, 2007	—	$—	—	$—

(1)          No options were exercised through June 30, 2007.

(2)          Based on the Company’s closing stock price of $17.91 on June 30, 2007.

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

As of June 30, 2007, there was $4.0 million of unrecognized compensation expense related to the Company’s grants of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.2 years. No stock options vested during the period ended June 30, 2007.

The following table summarizes the Company’s nonvested restricted shares activity for the three months ended June 30, 2007:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2006	2,088,472	$16.00
Granted	1,206,970	20.30
Vested	—	—
Forfeited	(312,201)	18.49
Balance outstanding at June 30, 2007	2,983,241	$17.48

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

As of June 30, 2007, there was $37.4 million of unrecognized compensation expense related to the Company’s grants of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.4 years. No restricted shares vested during the period ended June 30, 2007.

There have been no significant modifications to any awards granted under the Plans during the six months ended June 30, 2007.

Prior to the IPO, the Company’s employees participated in various Société Générale stock and deferred compensation plans. Expenses related to these plans totaled approximately $0.3 million for the three months ended June 30, 2006 and approximately $2.8 million for the six months ended June 30, 2006.

13.          Income Taxes

The taxable results of the Company’s U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns. The tax results of the Company’s U.K. operations are included in CIL’s U.K. tax filing.

The reconciliation of the Company’s federal statutory tax rate to the effective income tax rate for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	4.8%	2.2%	4.8%	2.2%
Other, net	1.1%	4.9%	3.8%	3.9%
Change in valuation allowance	0.0%	(36.3)%	0.0%	(36.3)%
Effective tax rate	40.9%	5.8%	43.6%	4.8%

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2007, tax expense of $0.2 million consisted of current tax expense of $1.9 million offset by a net benefit of $1.7 million. For the six months ended June 30, 2007 tax expense of $2.1 million consisted of current tax expense of $5.6 million offset by a net benefit of $3.5 million. The 2007 deferred tax benefit for the periods is primarily attributable to stock based compensation.

The low effective tax rate for the three and six month periods ended June 30, 2006 is due to the reversal of the valuation allowance associated with the net operating loss that was generated prior to the Company’s IPO. In connection with the Company’s separation from Société Générale, SGAI retained such tax benefits.

14.          Earnings Per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of June 30, 2007, there were 15,884,873 shares outstanding, of which 2,983,241 are restricted. To the extent that restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 16,027 fully vested restricted stock units in its calculation of basic earnings per share.

Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2007 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. In applying the treasury stock method to assume conversion of potentially dilutive stock options, there was no incremental dilutive effect of options through June 30, 2007.

The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$224	$5,575	$2,695	$42,115
Shares for basic and diluted calculations:
Average shares used in basic computation	12,912	12,900	12,911	12,900
Stock options	—	—	—	—
Restricted shares	618	—	563	—
Average shares used in diluted computation	13,530	12,900	13,474	12,900
Earnings per share:
Basic	$0.02	$0.43	$0.21	$3.26
Diluted	$0.02	$0.43	$0.20	$3.26

Cowen Group, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

15.          Regulatory Requirements

As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen’s minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2007, Cowen had net capital of approximately $80.2 million, which was approximately $79.2 million in excess of its minimum net capital requirement of $1.0 million.

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

CIL is subject to the capital requirements of the Financial Services Authority (“FSA”) of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 30, 2007, CIL’s financial resources of approximately $6.0 million exceeded the minimum requirement of $3.3 million by approximately $2.7 million.

16.          Subsequent Events

As further described below in Item 1. Legal Proceedings, the SEC has conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SG Cowen Securities Corp. (which division is now part of SGAS), a predecessor of SG Cowen & Co. LLC, who was terminated by the Company in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. In July 2007, SGAS informed the Company that it will agree to be the named corporate respondent under the terms of a proposed settlement that SGAS is currently discussing with the staff of the SEC. To the extent that the Company pays any fine or monetary sanction, the Company will be indemnified by Société Générale. As such, legal reserves and legal expenses payable was reduced and a corresponding payable to SGAS was established, which was subsequently paid in July 2007.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed  consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, alternative energy, consumer, and aerospace & defense sectors. As of June 30, 2007 our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity, convertible and other equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates and equity prices, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our sales and trading business. Commission rates, market volatility and other factors also affect our sales and trading revenues and may cause our sales and trading revenues to vary from period to period. As these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period. We are also subject to various legal and regulatory actions that impact our business and financial results.

Many of the macroeconomic factors noted above remained positive during the second quarter of 2007 as inflation, interest rates and unemployment remained low, and earnings were generally positive. The equity markets experienced strong performance during the second quarter with several indices reaching new all time highs in June. For the quarter, the Dow Jones Industrials Average, Nasdaq Composite Index and Russell 2000 gained 8.5%, 7.5% and 4.1%, respectively. Volatility continued to increase moderately during the second quarter with the Chicago Board Options Exchange Volatility Index, or VIX, increasing 11% between the end of the first quarter and June 30, 2007. Though up 11% for the quarter, volatility, as measured by the VIX, remained low compared to historical levels. Despite the increase in volatility, both the New York Stock Exchange and the Nasdaq Stock Market experienced modest decreases in average daily trading volumes during the second quarter relative to the first quarter of 2007. Capital market conditions were also generally favorable during the second quarter with new issue activity across all sectors increasing sequentially and year-over-year when measured by both number of transactions and total proceeds raised. Sequentially, merger and acquisition activity also increased when measured by both aggregate transaction value and number of closed transactions. Compared to the second quarter of 2006, merger and acquisition activity increased when measured by aggregate transaction value, but was down slightly when measured by number of transactions.

Capital markets and merger and acquisition activity across Cowen’s growth sectors was generally in line with the overall market trends. New issue activity across Cowen’s growth sectors increased sequentially and year-over-year when measured by number of transactions. When measured by total proceeds raised, growth sector new issue activity increased sequentially, but decreased relative to the second quarter in 2006. Merger and acquisition activity across Cowen’s growth sectors increased sequentially and year-over-year when measured by both aggregate transaction value and number of transactions closed. Total combined average daily trading volume on the New York Stock Exchange and Nasdaq Stock Market decreased slightly during the second quarter in comparison to the same period in 2006.

Public Equity

Market conditions were favorable for public equity transactions during the second quarter of 2007. For the three months ended June 30, 2007, new issue activity across all sectors, including IPOs, secondary offerings and convertible debt offerings increased compared to both the first quarter of 2007 and the second quarter of 2006. When measured by number of offerings, new issue activity increased 18% year-over-year and 25% quarter-over-quarter. When measured by total proceeds, new issue activity increased by 13% year-over-year and 30% quarter-over-quarter. Activity in Cowen’s growth sectors was more muted than the overall market in the second quarter of 2007. When measured by number of offerings, new issue activity across Cowen’s growth sectors increased 7% year-over-year and 17% quarter-over-quarter. However, when measured by total proceeds raised new issue activity across Cowen’s growth sectors decreased 6% year-over-year, but increased 49% quarter-over-quarter.

Private Equity

When measured by aggregate number of transactions, private capital raising activity across all sectors decreased 28% year-over-year and 5% sequentially for the three months ended June 30, 2007. When measured by total proceeds raised, private capital raising activity across all sectors increased 17% year-over-year and 18% sequentially due to an increase in the median size of transactions completed in the second quarter of 2007. Year-over-year, private market capital raising within Cowen’s growth sectors decreased 10% when measured by the number of transactions, but, due in part to a limited number of very large transactions in 2007, activity increased by 15% when measured by total proceeds raised. Quarter-over-quarter, private capital market activity remained relatively flat when measured by both number of transactions completed and total proceeds raised.

Strategic Advisory

Year-over-year, merger and acquisition activity across all sectors increased 65% when measured by aggregate transaction value, but decreased by 2% when measured by total number of transactions. Within Cowen’s growth sectors, activity in the second quarter increased 96% and 5% when measured by aggregate transaction value and total number of transactions, respectively. Quarter-over-quarter, merger and acquisition activity across all sectors increased 58% when measured by aggregate transaction value and 11% when measured by total number of transactions. Within Cowen’s growth sectors, activity increased 78% and 37% when measured by aggregate transaction value and total number of transactions, respectively.

Sales and Trading

The equity trading environment was mixed during the quarter as activity, measured in terms of average daily trading volume, on the New York Stock Exchange decreased by 9% year-over-year, while activity on the Nasdaq Global Market increased by 4% year-over-year. On a quarter-over-quarter basis, average daily trading volumes in the second quarter of 2007 were down 3% and 4% on the New York Stock Exchange and Nasdaq Global Market, respectively.

Generally speaking, our activity levels during the second quarter of 2007 were consistent with the market. Our total number of public equity offerings increased year-over-year, while the average proceeds raised in such offerings decreased. Quarter-over-quarter, our total number of public equity offerings increased, while the average proceeds raised in such offerings remained stable. While our activity level increased our average revenue per transaction decreased on both a year-over-year and quarter-over-quarter basis. Both our total number of private equity offerings and total proceeds raised decreased year-over-year, while on a quarter-over-quarter basis, both our total number of private equity offerings and total proceeds raised increased. Our strategic advisory activity increased both year-over-year and quarter-over-quarter when measured by both aggregate transaction value and total number of transactions. Lastly, our total combined average daily trading volume decreased both year-over-year and quarter-over-quarter.

Basis of Presentation

Our condensed consolidated financial statements have been prepared as if we had been a stand-alone entity for the periods presented prior to our IPO in July 2006. Our condensed consolidated financial statements for those periods prior to the IPO have also been prepared assuming that SGASH transferred all of its interest in Cowen and CIL to the Company.

Our condensed consolidated financial statements for all periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The condensed consolidated financial information included herein for periods prior to July 13, 2006  may not necessarily be indicative of the our results of operations, financial condition and cash flows in the future or what our results of operations, financial condition and cash flows would have been had we been a stand-alone company during the entire periods presented.

The condensed consolidated financial statements for the six months ended June 30, 2007 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Certain of our expenses are based on shared services that were provided by Société Générale or one of its affiliates for periods ending prior to July 13, 2006. These expenses primarily related to providing employee-related services and benefits, technology and data processing services and corporate functions including tax, legal, compliance, finance and operations. Costs included in the condensed consolidated financial statements for shared services were determined based on costs to the affiliated entity and allocated based on our usage of those services.

The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by Société Générale. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to these matters in our Condensed Consolidated Statements of Financial Condition, and cash flows related to these matters are recognized as financing activities in the Condensed Consolidated Statements of Cash Flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to indemnified legal matters. See Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Indemnification Agreement.

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation.

Revenues

We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and sales and trading.

Investment Banking

We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and from providing strategic advisory services in mergers and acquisitions and similar transactions. Our investment banking revenues are derived primarily from small and mid-capitalization companies within our target sectors of healthcare, technology, media and telecommunications, alternative energy, consumer, and aerospace & defense.

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

Competitive pressures in the secondary equities business have caused our sales and trading revenues to decline from previous levels. We remain confident in the long-term market opportunity for our business primarily due to positive long-term growth and investment trends in our target sectors and expected continued demand for our specialized services; however, because we are primarily focused on the healthcare, technology, media and telecommunications, alternative energy, consumer, and aerospace & defense sectors, our period-over-period operating results may be different than performance levels indicated by broader market trends.

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

Compensation Expense

Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees (as described below) in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion or our equity awards are granted as a component of annual employee compensation. As such, employees who earn total compensation above a designated level will have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. The amount of restricted equity awards paid to an employee is determined using a pre-determined formula such that higher levels of compensation will be more heavily weighted toward equity awards. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

We intend to incur employee compensation and benefits expense equal to between 58% and 60% of total revenues, plus, through 2011, the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. We may change our target percentages at any time.

The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was $5.2 million in 2006 and is expected to be $10.1 million, $9.4 million, $6.3 million, $4.9 million, and $0.7 million in the years 2007, 2008, 2009, 2010, and 2011, respectively. These amounts may be adjusted in the future based on actual forfeiture rates. We have accounted for our equity awards in accordance with SFAS 123R. Compensation and benefit expense in 2006 included the expense associated with deferred compensation plans that were terminated as a result of our separation from Société Générale.

Non-compensation Expense

Floor brokerage and trade execution.   These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We entered into a commercial clearing agreement with a new clearing firm and commenced operating under the new agreement on January 26, 2007.

Service fees, net.   These expenses include fees for outsourcing services, including certain support functions such as information technology infrastructure, management and support, net of fees earned related to presentation center and library services provided by the Company to SGAI for the three and six months ended June 30, 2006.

Communications.   These expenses include costs for telecommunication and data communication, primarily consisting of expenses for obtaining third-party market data. We also incur communications expenses related to enhancements to our trading platform.

Occupancy and equipment.   These expenses include rent and utilities associated with our various offices, occupancy and premises taxes, support for software applications and other fixed asset service fees.

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

Results of Operations

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Overview

Total revenues decreased $12.4 million, or 15%, to $71.2 million for the three months ended June 30, 2007 compared with $83.6 million in the second quarter of 2006. This decrease was primarily due to a decrease in investment banking revenues of $9.3 million and a decrease in interest and dividend income of $3.6 million.

Total expenses decreased $6.9 million, or 9%, to $70.8 million for the three months ended June 30, 2007 compared with $77.7 million in the second quarter of 2006, primarily due to a decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues, 58% of which were accrued for compensation. Total non-compensation expenses decreased $1.8 million, or 6%, during the three months ended June 30, 2007 compared with the second quarter of 2006, primarily due to a decrease in service fees as a result of our separation from Société Générale, a decrease in floor brokerage and trade execution related expenses due to our new clearing agreement with a new clearing firm and a decrease in other expenses resulting from a decrease in insurance premiums and consulting related expenses. These decreases were partially offset by an increase in marketing and development expenses, and depreciation and amortization expense related to leasehold improvements made during 2006 in certain of our offices. We recorded net income of $0.2 million for the three months ended June 30, 2007 compared with $5.6 million in the second quarter of 2006.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended June 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$30,148	$39,477	$(9,329)	(23.6)%
Commissions	22,226	22,109	117	0.5
Principal transactions	15,220	15,368	(148)	(1.0)
Interest and dividend income	1,894	5,510	(3,616)	(65.6)
Other	1,735	1,153	582	50.5
Total revenues	71,223	83,617	(12,394)	(14.8)
Expenses
Employee compensation and benefits	43,823	48,838	(5,015)	(10.3)
Floor brokerage and trade execution	3,187	4,508	(1,321)	(29.3)
Service fees, net	3,714	4,663	(949)	(20.4)
Communications	4,418	4,356	62	1.4
Occupancy and equipment	4,373	4,513	(140)	(3.1)
Marketing and business development	4,129	3,287	842	25.6
Depreciation and amortization	1,015	519	496	95.6
Interest	154	177	(23)	(13.0)
Other	6,031	6,836	(805)	(11.8)
Total expenses	70,844	77,697	(6,853)	(8.8)
Operating income	379	5,920	(5,541)	(93.6)
Gain on exchange memberships	—	—	—	N/A
Income before income taxes	379	5,920	(5,541)	(93.6)
Provision for income taxes	155	345	(190)	(55.1)
Net income	$224	$5,575	$(5,351)	(96.0)%

Revenues

Investment Banking

Investment banking revenues decreased $9.3 million, or 24%, to $30.2 million for the three months ended June 30, 2007 compared with $39.5 million in the second quarter of 2006. Our underwriting revenues decreased $2.3 million, or 13%, to $15.2 million for the three months ended June 30, 2007 compared with $17.5 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in our average revenue per transaction partially offset by an increase in the number of transactions completed. We lead managed 35% of our underwritten transactions in the second quarter of 2007 compared to 43% in the second quarter of 2006. Our private placement revenues decreased $11.0 million, or 62%, to $6.7 million for the three months ended June 30, 2007 compared with $17.7 million in the second quarter of 2006. The decrease in private placement revenues was primarily attributable to a decrease in the number of transactions completed in the second quarter of 2007 compared to the three months ended June 30, 2006. The decrease in capital raising revenues was partially offset by an increase of $4.0 million, or 94%, in strategic advisory fees to $8.3 million for the three months ended June 30, 2007 compared with $4.3 million in the second quarter of 2006. The increase in strategic advisory fees was the result of increases in both transaction volume and the size of the transactions completed in the second quarter of 2007 as compared to the second quarter of 2006.

Sales and Trading

•       Commissions

Commissions remained essentially flat at $22.2 million for the three months ended June 30, 2007 compared with $22.1 million in the second quarter of 2006. During the quarter an increase in commissions from options was offset by a decrease in commissions related to our convertible securities trading operations, while our traditional secondary equity commissions remained stable.

•       Principal Transactions

Revenues from principal transactions decreased slightly to $15.2 million for the three months ended June 30, 2007 compared with $15.4 million in the second quarter of 2006. During the quarter an increase in net gains on securities owned was substantially offset by lower over-the-counter equity volumes.

Interest and Dividend Income

Interest and dividend income decreased $3.6 million, or 66%, to $1.9 million for three months ended June 30, 2007 compared with $5.5 million in the second quarter of 2006, resulting primarily from lower average interest bearing assets in the second quarter of 2007 compared with the second quarter of 2006, partially offset by higher average interest rates during the second quarter of 2007. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in 2007 compared to 2006.

Other

Other revenues increased $0.6 million, or 51%, to $1.7 million for the three months ended June 30, 2007 compared with $1.1 million in the second quarter of 2006. This increase was primarily attributable to an increase in equity research fee income associated with unbundling arrangements with certain of our institutional investor clients.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $5.0 million, or 10%, to $43.8 million for the three months ended June 30, 2007 compared with $48.8 million in the second quarter of 2006. This decrease was attributable to the application of our target compensation and benefits expense to revenue ratio to the decreased revenues during the second quarter of 2007 as compared to the second quarter of 2006. In addition, the second quarter of 2007 includes $2.5 million of expense associated with the initial grant of equity to our employees in connection with the IPO, while the second quarter of 2006 included a vesting expense of $0.3 million related to deferred compensation plans that were terminated as a result of our separation from Société Génerale. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 58% for the three months ended June 30, 2007 and 2006.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees decreased $1.3 million, or 29%, to $3.2 million for the three months ended June 30, 2007 compared with $4.5 million in the three months ended June 30, 2006. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

Service Fees, net

Net service fees decreased $1.0 million, or 20%, to $3.7 million for the three months ended June 30, 2007 compared with $4.7 million in the three months ended June 30, 2006. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO, partially offset by additional services related to the outsourcing of our information technology infrastructure.

Marketing and Business Development

Marketing and business development expense increased $0.8 million, or 26%, to $4.1 million for the three months ended June 30, 2007 compared with $3.3 million in the three months ended June 30, 2006. This increase was primarily due to an increase in travel and entertainment related expenses, partially offset by a decrease in conference related costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 96%, to $1.0 million for the three months ended June 30, 2007 compared with $0.5 million in the three months ended June 30, 2006. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006. In addition, there was accelerated amortization expense on certain retired software.

Other

Other expenses decreased $0.8 million, or 12%, to $6.0 million for the three months ended June 30, 2007 compared with $6.8 million in the three months ended June 30, 2006. This decrease was primarily attributable to reductions in insurance premiums and consulting related expenses.

Provision for income taxes

We reported a tax provision of $0.2 million for the three months ended June 30, 2007, which reflects an effective tax rate of 40.9% compared to a tax provision of $0.3 million in the same period in the prior year, which reflects an effective tax rate of 5.8%. The second quarter of 2007 tax expense consisted of current tax expense of $1.9 million offset by a net deferred tax benefit of $1.7 million. The deferred tax benefit for the period is primarily attributable to stock based compensation.

The low effective tax rate for the second quarter 2006 is due to the reversal of valuation allowance associated with the net operating loss that was generated prior to the Company’s IPO. In connection with the Company’s separation from Société Générale, SGAI retained such tax benefits.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Overview

Total revenues decreased $42.6 million, or 23%, to $144.8 million for the six months ended June 30, 2007 compared with $187.4 million in the first half of 2006. This decrease was primarily due to a decrease in investment banking revenues of $37.4 million and a decrease in interest and dividend income of $7.6 million, partially offset by a slight increase in sales and trading related revenues.

Total expenses decreased $26.2 million, or 16%, to $141.8 million for the six months ended June 30, 2007 compared with $168.0 million in the first half of 2006, primarily due to a decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues, 58% of which were accrued for compensation. Total non-compensation expenses decreased $3.7 million, or 7%, during the six months ended June 30, 2007 compared with the first half of 2006, primarily due to a decrease in service fees as a result of our separation from Société Générale and a decrease in floor brokerage and trade execution related expenses due to our new clearing agreement. These decreases were partially offset by an increase in marketing and development expenses, and depreciation and amortization expense related to leasehold improvements made during 2006 in certain of our offices. We recorded net income of $2.7 million for the six months ended June 30, 2007 compared with $42.1 million in the first half of 2006. Net income for the six months ended June 30, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. which occurred on March 7, 2006.

The following table provides a comparison of our revenues and expenses for the periods presented:

	Six Months Ended June 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$55,511	$92,916	$(37,405)	(40.3)%
Commissions	46,187	46,224	(37)	(0.1)
Principal transactions	35,885	34,780	1,105	3.2
Interest and dividend income	4,031	11,655	(7,624)	(65.4)
Other	3,150	1,835	1,315	71.7
Total revenues	144,764	187,410	(42,646)	(22.8)
Expenses
Employee compensation and benefits	88,990	111,576	(22,586)	(20.2)
Floor brokerage and trade execution	6,641	8,828	(2,187)	(24.8)
Service fees, net	7,217	9,619	(2,402)	(25.0)
Communications	8,615	8,484	131	1.5
Occupancy and equipment	8,650	8,735	(85)	(1.0)
Marketing and business development	7,344	6,190	1,154	18.6
Depreciation and amortization	1,781	994	787	79.2
Interest	295	404	(109)	(27.0)
Other	12,228	13,176	(948)	(7.2)
Total expenses	141,761	168,006	(26,245)	(15.6)
Operating income	3,003	19,404	(16,401)	(84.5)
Gain on exchange memberships	1,775	24,832	(23,057)	(92.9)
Income before income taxes	4,778	44,236	(39,458)	(89.2)
Provision for income taxes	2,083	2,121	(38)	(1.8)
Net income	$2,695	$42,115	$(39,420)	(93.6)%

Revenues

Investment Banking

Investment banking revenues decreased $37.4 million, or 40%, to $55.5 million for the six months ended June 30, 2007 compared with $92.9 million in the first half of 2006. Our underwriting revenues decreased $15.2 million, or 35%, to $28.5 million for the six months ended June 30, 2007 compared with $43.7 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in transaction volume and a decrease in average revenue per transaction. We lead managed 31% of our underwritten transactions in the first half of 2007 compared to 33% in the first half of 2006. Our private placement revenues decreased $28.2 million, or 72%, to $10.7 million for the six months ended June 30, 2007 compared with $38.9 million in the first half of 2006. The decrease in private placement revenues was primarily attributable to a decrease in the number of transactions completed in the first half of 2007 compared to the first half of 2006. The decrease in capital raising revenues was partially offset by an increase of $6.0 million, or 58%, in strategic advisory fees to $16.3 million for the six months ended June 30, 2007 compared with $10.3 million during the same period in the prior year. The increase in strategic advisory fees was primarily due to an increase in the size of transactions completed during the first half of 2007 compared to the first half of 2006.

Sales and Trading

•       Commissions

Commissions remained flat at $46.2 million for the six months ended June 30, 2007 compared with the first half of 2006. During the first half of 2007, an increase in commissions from options was offset by a decrease in commissions related to our convertible securities operations, while our traditional secondary equities business remained stable.

•       Principal Transactions

Principal transactions increased $1.1 million, or 4%, to $35.9 million for the six months ended June 30, 2007 compared with $34.8 million in the first half of 2006. This increase was primarily due to an increase in net gains on securities owned, partially offset by lower over-the-counter equity volumes.

Interest and Dividend Income

Interest and dividend income decreased $7.6 million, or 65%, to $4.0 million for six months ended June 30, 2007 compared with $11.7 million in the first half of 2006, resulting primarily from lower average interest bearing assets in the first half of 2007 compared with the first half of 2006, partially offset by higher average interest rates during the first half of 2007. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in 2007 compared to 2006.

Other

Other revenues increased $1.3 million, or 72%, to $3.1 million for the six months ended June 30, 2007 compared with $1.8 million in the first half of 2006. This increase was attributable to an increase in fees for managing the portfolio of merchant banking assets and venture capital investments and an increase in equity research fee income associated with unbundling arrangements with certain of our institutional investor clients.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense decreased $22.6 million, or 20%, to $89.0 million for the six months ended June 30, 2007 compared with $111.6 million in the first half of 2006. This decrease was attributable to the application of our target compensation and benefits expense to revenue ratio to the decreased revenues during the six months ended June 30, 2007 as compared to the first half of 2006. In addition, the first half of 2007 includes $5.0 million of expense associated with the initial grant of equity to our employees in connection with the IPO, while the first half of 2006 included a vesting expense of $2.8 million related to deferred compensation plans that were terminated as a result of our separation from Société Génerale. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 58% for the six months ended June 30, 2007 and 2006.

Floor Brokerage and Trade Execution

Floor brokerage and trade execution fees decreased $2.2 million, or 25%, to $6.6 million for the six months ended June 30, 2007 compared with $8.8 million in the first half of 2006. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

Service Fees, net

Net service fees decreased $2.4 million, or 25%, to $7.2 million for the six months ended June 30, 2007 compared with $9.6 million in the first half of 2006. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO, partially offset by additional services related to the outsourcing of our information technology infrastructure.

Marketing and Business Development

Marketing and business development expense increased $1.1 million, or 19%, to $7.3 million for the six months ended June 30, 2007 compared with $6.2 million in the first half of 2006. This increase was primarily due to an increase in travel and entertainment related expenses and conference related costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million, or 79%, to $1.8 million for the six months ended June 30, 2007 compared with $1.0 million in the first half of 2006. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006. In addition, there was accelerated amortization expense on certain retired software.

Other

Other expenses decreased $1.0 million, or 7%, to $12.2 million for the six months ended June 30, 2007 compared with $13.2 million in the first half of 2006. This decrease was primarily attributable to reductions in accounting and auditing expenses, consulting fees and insurance premiums, partially offset by an increase in legal related expenses.

Gain on exchange memberships

Gain on exchange memberships decreased $23.0 million to $1.8 million for the six months ended June 30, 2007 compared to $24.8 million in first half of 2006. This decrease was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred during the first quarter of 2006. We directed the interests from the merger to SGASH. During the first quarter 2007, we sold our seat on the Chicago Board Options Exchange for a one-time gain of $1.8 million.

Provision for income taxes

We reported a tax provision of $2.1 million for the six months ended June 30, 2007, which reflects an effective tax rate of 43.6% compared to a tax provision of $2.1 million in the same period in the prior year, which reflects an effective tax rate of 4.8%. The first half of 2007 tax expense consisted of current tax expense of $5.6 million offset by a net deferred tax benefit of $3.5 million. The deferred tax benefit for the period is primarily attributable to stock based compensation.

The low effective tax rate for the first half of 2006 is due to the reversal of valuation allowance associated with the net operating loss that was generated prior to the Company’s IPO. In connection with the Company’s separation from Société Générale, SGAI retained such tax benefits.

Liquidity and Capital Resources

Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2007, we had cash and cash equivalents of $98.8 million.

As part of our separation from Société Générale and our becoming a public company, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders’ equity to be $207.0 million immediately after the IPO as agreed upon with Société Générale. Under the terms of the Separation Agreement (see Note 10 for further discussion of the Separation Agreement), the amount of this distribution is subject to adjustment based on a final review of the Company’s separation from Société Générale. While the final review has not yet been completed, we have accrued approximately $2.1 million as a capital distribution payable to Société Générale related to this final review.

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

At June 30, 2007, our net capital under the SEC’s Uniform Net Capital Rule was $80.2 million, or $79.2 million in excess of the minimum required net capital.

CIL is subject to the capital requirements of the FSA of the United Kingdom. Financial resources, as defined, must exceed the total financial resources requirement of the FSA. At June 30, 2007, CIL’s financial resources of approximately $6.0 million exceeded the minimum requirement of $3.3 million by approximately $2.7 million.

Cash Flows

Six Months Ended June 30, 2007.   Cash decreased by $86.2 million for the six months ended June 30, 2007, primarily as a result of cash used in operating activities.

Our operating activities used $85.5 million of cash due to a decrease in cash from changes in operating liabilities of $214.9 million, partially offset by an increase in cash from changes in operating assets of $118.7 million, net income of $2.7 million, and non-cash charges of $8.0 million. The change in operating liabilities of $214.9 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $89.4 million, a decrease in employee compensation and benefits payable of $80.5 million, and a decrease in payable to brokers, dealers and clearing brokers of $29.0 million. The six-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount. The decrease in employee compensation and benefits payable was due to the payment of 2006 bonus accruals in the first quarter of 2007. The change in operating assets of $118.7 million was primarily due to a decrease in securities owned, at fair value of $83.8 million, a decrease in receivable from brokers, dealers and clearing brokers of $16.7 million and a decrease in restricted cash pursuant to escrow agreement of $15.7 million. The non-cash charges primarily represent stock-based compensation, income taxes, and depreciation and amortization charges.

Our investing activities consumed $0.8 million due to purchases of fixed assets.

Six Months Ended June 30, 2006.   Cash increased by $4.4 million for the six months ended June 30, 2006, primarily as a result of cash provided by operating and financing activities, partially offset by cash used in investing activities.

Our operating activities provided $3.6 million of cash due to net income of $42.1 million, partially offset by cash used in changes in operating liabilities of $14.0 million, cash used from changes in operating assets of $2.9 million and non-cash revenue and expense items of $21.6 million. The change in operating liabilities of $14.0 million was primarily due to a decrease in employee compensation and benefits payable of $34.2 million and an increase in securities sold, not yet purchased of $22.0 million. The change in operating assets of $2.9 million primarily resulted from a reduction in securities owned of $41.6 million, offset by an increase in securities purchased under agreements to resell of $39.6 million. Net non-cash revenue and expense items consisted primarily of a $24.8 million gain on exchange memberships.

Our investing activities consumed $5.6 million due to purchases of fixed assets. Cash provided by financing activities increased $6.4 million primarily due to a net capital contribution of $11.5 million from Société Générale, partially offset by net payments related to the SGCSC retail brokerage business that was sold in 2000 of $5.0 million.

Credit Facilities

We have an irrevocable Letter of Credit for $5.0 million issued by The Bank of New York (“BONY”), expiring on July 12, 2008, supporting obligations under our Boston office lease. We have another irrevocable Letter of Credit for $100 thousand issued by BONY, expiring on July 26, 2008, supporting our workers’ compensation insurance with Safety National Casualty Corporation. To the extent either Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2007; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations. See Part I, Item 3—“Qualitative and Quantitative Disclosures About Market Risk—Credit Risk.”

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

Valuation of Financial Instruments

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in our Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include receivable from brokers, dealers and clearing brokers, payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell with related party and corporate finance and syndicate receivables.

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

Legal and Regulatory Reserves

We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement with Société Générale. See Note 4, “Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale” and Note 10, “Separation from Société Générale and Other Related Matters”, for further discussion of the Escrow Agreement and the Indemnification Agreement. To the extent that we are not indemnified by Société Générale, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter by matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Accounting Developments

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

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

Interest Rate Risk

Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold convertible debt securities and other interest sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of U.S. Treasury futures.

Credit Risk

We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. A substantial portion of our transactions are executed with and on behalf of institutional investor clients including other brokers or dealers, commercial banks and other financial institutions. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client’s ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our clearing agreement, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty’s failure to satisfy its contractual obligations with respect to a transaction executed by the affiliate as a clearing agent. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

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

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, as of June 30, 2007, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

The following legal matters reflect developments with respect to the Company’s legal proceedings that occurred in the second quarter of 2007. These items should be read together with the Company’s discussion under the heading Commitments and Contingencies and Guarantees, Litigation, in the Notes to the Condensed Consolidated Financial Statements and the Company’s discussion set forth under Legal Proceedings in Part I, Item 3 of the Company’s Annual Report on form 10-K for the year ended December 31, 2006.

In January 2002, the Company learned that Frank Gruttadauria (“Gruttadauria”), a former employee of SG Cowen Securities Corporation’s (“SGCSC’s”) retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including the Company. Following the discovery of Gruttadauria’s fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against the Company arising out of Gruttadauria’s actions. In addition, government and regulatory authorities initiated investigations of the matter. The Company cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria’s conduct were resolved in 2003. To date, the Company has either settled or arbitrated all known customer claims, except one. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction in connection with Gruttadauria’s actions, the Company will be indemnified by Société Générale.

The Company is one of several defendants named in lawsuits involving Lernout & Hauspie Speech Products, N.V. (“L&H”). In Nisselson v. Lernout, et al., No. 05-1774, filed in the United States District Court for the District of Massachusetts on May 5, 2003, the Trustee of the Dictaphone Litigation Trust alleged that the Company made material misrepresentations to Dictaphone while the Company was a financial advisor to L&H on its acquisition of Dictaphone, and further alleged that the Company published materially misleading research on L&H, in violation of various federal and state laws. On August 9, 2004, the District Court granted the Company’s motion to dismiss the amended complaint. The Trustee appealed the District Court’s ruling to the United States Court of Appeals for the First Circuit and, on November 8, 2006, the First Circuit affirmed the dismissal of all claims against the Company. On February 23, 2007, the plaintiff filed a petition for writ of certiorari to the Supreme Court of the United States, and on April 30, 2007, the Supreme Court denied that petition. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al., Civil Action No. 00-CV-5965 (D.N.J.) filed in the United States District Court for the District of New Jersey, on December 8, 2000, short-sellers of L&H stock allege that the Company violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H’s stock price through the Company’s role as underwriter and adviser for L&H on several acquisitions and through the Company’s published research on L&H. On April 3, 2001, the Company filed a motion to dismiss which was denied by the court and the Company subsequently filed an answer denying liability. On November 10, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against the Company in which they sought, alternatively, the striking of the Company’s answer or an adverse jury instruction. Both motions have been fully briefed and, on April 12, 2007, the District Court heard oral argument on the motion for summary judgment. On April 17, 2007, the District Court deferred ruling on the motion until the parties completed one further deposition and requested that the parties submit supplemental briefing once that deposition was complete. That deposition has been completed and the parties have submitted supplemental briefing to the District Court. On July 12, 2007, the District Court denied plaintiffs’ motion for spoliation sanctions. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain initial public offerings, including the Company, made material misrepresentations and omissions to purchasers of the stock sold in the initial public offerings, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs’ motion to certify six “focus” cases as class actions. The Company is a named defendant in four of these “focus” cases. The Company appealed the class certification decision to the Second Circuit Court of Appeals and on December 4, 2006, the Second Circuit reversed the district court’s decision and remanded the matter for reconsideration in light of the Second Circuit’s opinion. Plaintiffs then petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the district court stayed discovery in the consolidated action pending the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied plaintiff’s’ petition for rehearing en banc. Plaintiffs now intend to revise their class definitions and attempt to move for class certification. Class certification discovery is ongoing. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family who controlled Adelphia took advantage of Adelphia’s assets, including through the use of certain loans, or “co-borrowing facilities,” that allowed the family to take more than $3 billion for their private use. The Company has been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which the Company participated as a member of the underwriting syndicate. All four actions are pending before the United States District Court for the Southern District of New York. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

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

The Company is also one of many defendants in two related adversary proceedings filed in the Adelphia Bankruptcy Proceeding, which is pending in the United States Bankruptcy Court for the Southern District of New York. These adversary proceedings were filed by the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders (the “Committees”). Both of these cases raise a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia Securities Class Action and other cases described above. With respect to the Company and other investment banks, the complaints taken together set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. On August 30, 2005, the bankruptcy court ruled that the two Committees have standing to prosecute the adversary proceedings, but did not rule on the various motions to dismiss, including motions filed by the Company. On February 9, 2006, the district court withdrew the reference from the bankruptcy court so that after the bankruptcy court ruled on the pending motions, the cases will proceed before the district court. On June 11, 2007, the bankruptcy court issued a Decision and Order (the “Decision”) with respect to the motions to dismiss the adversary proceeding filed by the Official Committee of Unsecured Creditors (the “Creditors’ Committee”). In its Decision, the bankruptcy court dismissed certain claims, including, without limitation, the breach of fiduciary duty count, but did not dismiss the Bank Holding Company Act claim, the equitable disallowance or equitable subordination claim or the aiding and abetting breach of fiduciary duty claim. The bankruptcy court also dismissed the gross negligence count against those investment banks whose underwriting agreements “disclaimed the existence of a fiduciary relationship.”  In addition, the bankruptcy court dismissed the aiding and abetting fraud count but granted the Creditors’ Committee leave to replead this count. Notwithstanding the Decision, the bankruptcy court has yet to rule on the adversary proceeding filed by the Official Committee of Equity Security Holders. On or about July 11, 2007, the parties that had moved to dismiss the adversary proceedings filed motions with the District Court for leave to take an appeal of the bankruptcy court’s Decision.  To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against the Company in San Francisco Superior Court. Plaintiffs allege that the Company negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, the Company removed the case to United States District Court for the Northern District of California. On August 17, 2006 the Company filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the court granted the Company’s motion to dismiss, with leave to replead, and denied Plaintiffs’ move to remand. By stipulation and order dated April 20, 2007, the court directed entry of a final judgment dismissing the complaint with prejudice. On May 17, 2007, Plaintiffs filed with the United States Court of Appeals for the Ninth Circuit, a Notice of Appeal of the District Court’s dismissal.  To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

The Company is named as an underwriter defendant in several putative securities class actions brought in the United States District Court for the Southern District of New York. In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 initial public offering of WorldSpace, Inc., a satellite-radio provider. The complaints allege that the subscriber count in the WorldSpace prospectus improperly included subscribers who had purchased a three-month, pre-paid subscription pursuant to a promotional offer but who declined to continue to pay for a subscription following the end of the promotional period. On June 21, 2007, the District Court issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint is expected to be filed on August 9, 2007.

The SEC has conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SG Cowen Securities Corp. (which division is now part of SGAS), a predecessor of SG Cowen & Co. LLC, who was terminated by the Company in 2001 for violating firm policy and misleading the firm’s management about certain of his trading activity. The trading activity at issue involved private placements in public equity, or so-called “PIPE’s.” The Company received a Wells Notice in July 2004, and submitted a response in August 2004. The Company is cooperating fully with this investigation. In July 2007, SGAS informed the Company that it will agree to be the named corporate respondent under the terms of a proposed settlement that SGAS is currently discussing with the staff of the SEC. To the extent that the Company pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2007, the Company awarded an aggregate amount of 7,867 restricted stock units, or RSUs, to the independent members of our Board of Directors as part of their annual compensation. On June 8, 2007 the Company awarded an aggregate amount of 35,000 shares of restricted stock to seven current employees who are not executive officers, for retention purposes. On June 18, 2007 the Company awarded 20,000 shares of restricted stock to a new employee who is not an executive officer in connection with that employee’s hiring. All such restricted stock units and shares of restricted stock were granted under the Company’s 2007 Equity and Incentive Plan and valued at the Company’s closing share price on the grant date. Each of these issuances of restricted stock units and shares of restricted stock were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 7, 2007.

The stockholders voted on proposals to:

1.                 Elect two directors to the Board of Directors of the Company to serve three-year terms expiring at the later of the annual meeting of stockholders in 2010 or upon a successor being elected and qualified.

2.                 Ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007.

3.                 Consider a Company proposal to adopt the 2007 Equity and Incentive Plan.

The two nominees for election as directors of the Company were elected, with terms expiring at the 2010 annual meeting of the Company or thereafter until their successors are duly elected and qualified. Stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 and approved the 2007 Equity and Incentive Plan.

The number of votes cast for and against, and the number of abstentions and broker non-votes with respect to each proposal is set forth below.

Proposal	For	Against	Abstain	Broker Non-Votes
Election of Directors
Philip B. Pool, Jr.	15,019,046	52,337	*	*
Charles W.B. Wardell, III	15,019,046	52,337	*	*
Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm	15,057,985	4,938	8,460	*
Approval of the 2007 Equity and Incentive Plan	8,970,889	4,976,192	15,552	1,108,750

*                    Not applicable.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
	By:	/s/ KIM S. FENNEBRESQUE
	Name:	Kim S. Fennebresque
	Title:	Chairman, Chief Executive Officer and President
	By:	/s/ THOMAS K. CONNER
	Name:	Thomas K. Conner
	Title:	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 10, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002