Form 10-Q
period 2007-09-30
Cowen Group, Inc.
filed 2007-11-13
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-52048

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1702964 (I.R.S. Employer Identification No.)
1221 Avenue of the Americas New York, New York (Address of principal executive offices)	10020 (Zip Code)

(646) 562-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 9, 2007, there were 15,918,822 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", "intend" or "continue", the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2007 and 2006. The Consolidated Financial Statements as of December 31, 2006 were audited.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$121,239	$185,042
Restricted cash pursuant to escrow agreement	23,581	52,099
Securities owned, at fair value	92,044	259,921
Receivable from brokers, dealers and clearing brokers	92,920	83,564
Corporate finance and syndicate receivables	10,152	27,022
Due from related parties	1,160	1,367
Exchange memberships, at cost (fair value of $991 and $2,561 at September 30, 2007 and December 31, 2006, respectively)	487	812
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $8,478 and $6,001 at September 30, 2007 and December 31, 2006, respectively)	11,662	12,629
Goodwill	50,000	50,000
Other assets	22,285	11,982

Total assets	$425,530	$684,438

Liabilities and Stockholders' Equity
Liabilities
Bank overdrafts	$707	$1,858
Securities sold, not yet purchased, at fair value	100,223	251,580
Payable to brokers, dealers and clearing brokers	4,261	29,918
Employee compensation and benefits payable	49,932	116,021
Legal reserves and legal expenses payable (see Note 9, Commitments, Contingencies and Guarantees)	26,081	53,167
Accounts payable, accrued expenses and other liabilities	15,274	13,766

Total liabilities	196,478	466,310

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 16,058,576 and 15,000,000 shares issued, and 15,921,685 and 14,988,472 shares outstanding at September 30, 2007 and December 31, 2006, respectively (including 3,020,053 and 2,088,472 restricted shares, respectively)	129	129
Additional paid-in capital	226,788	215,240
Retained earnings	2,135	2,759
Less: common stock held in treasury, at cost: 136,891 shares at September 30, 2007 and 11,528 shares at December 31, 2006	—	—

Total stockholders' equity	229,052	218,128

Total liabilities and stockholders' equity	$425,530	$684,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Investment banking	$14,382	$18,312	$69,893	$111,228
Commissions	23,174	23,320	69,361	69,544
Principal transactions	15,739	14,209	51,624	48,989
Interest and dividend income (see Note 11, Related Party Transactions)	1,999	2,919	6,030	14,574
Other	2,211	1,440	5,361	3,275

Total revenues	57,505	60,200	202,269	247,610

Expenses
Employee compensation and benefits	37,850	44,999	126,840	156,575
Floor brokerage and trade execution (see Note 11, Related Party Transactions)	2,835	4,731	9,476	13,559
Service fees, net (see Note 11, Related Party Transactions)	4,021	3,597	11,238	13,216
Communications	4,118	4,341	12,733	12,825
Occupancy and equipment (see Note 11, Related Party Transactions)	4,308	4,522	12,958	13,257
Marketing and business development	2,323	2,975	9,667	9,165
Depreciation and amortization	695	617	2,476	1,611
Interest	152	245	447	649
Other	7,021	6,242	19,249	19,418

Total expenses	63,323	72,269	205,084	240,275

Operating (loss) income	(5,818)	(12,069)	(2,815)	7,335
Gain on exchange memberships	—	—	1,775	24,832

(Loss) income before income taxes	(5,818)	(12,069)	(1,040)	32,167
(Benefit) provision for income taxes	(2,499)	(655)	(416)	1,466

Net (loss) income	$(3,319)	$(11,414)	$(624)	$30,701

Earnings (loss) per share:
Basic	$(0.26)	$(0.88)	$(0.05)	$2.38
Diluted	$(0.26)	$(0.88)	$(0.05)	$2.38
Weighted average shares used in computation of per share data:
Basic	12,918	12,902	12,913	12,901
Diluted	12,918	12,902	12,913	12,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(624)	$30,701
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of exchange memberships	—	(24,832)
Income taxes	(3,883)	1,096
Stock-based compensation	11,732	2,841
Depreciation and amortization	2,477	1,611
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	28,518	(51,680)
Cash segregated under Federal and other regulations	—	1,107
Securities owned, at fair value	167,877	(10,243)
Securities purchased under agreements to resell with related party	—	410,981
Receivable from brokers, dealers and clearing brokers	(9,356)	(39,940)
Corporate finance and syndicate receivables	16,870	1,341
Insurance claims receivable	—	5,316
Due from related parties	207	568
Exchange memberships, at cost	325	—
Other assets	(7,479)	29,244
Increase (decrease) in operating liabilities:
Bank overdrafts	(1,151)	207
Securities sold, not yet purchased, at fair value	(151,357)	79,173
Payable to brokers, dealers and clearing brokers	(25,657)	(15,376)
Employee compensation and benefits payable	(66,089)	(69,978)
Legal reserves and legal expenses payable	(27,086)	4,417
Accounts payable, accrued expenses and other liabilities	2,383	(6,095)

Net cash (used in) provided by operating activities	(62,293)	350,459

Cash flows from investing activities
Purchase of furniture, fixtures, equipment and leaseholds improvements	(1,510)	(11,536)

Cash used in investing activities	(1,510)	(11,536)

Cash flows from financing activities
Payments related to retail brokerage business not conducted by the Company (see Note 1, Organization and Basis of Presentation)	—	(27,771)
Capital distributions	—	(180,332)
Capital contributions	—	13,553

Net cash used in financing activities	—	(194,550)

Net (decrease) increase in cash and cash equivalents	(63,803)	144,373
Cash and cash equivalents
Beginning of period	185,042	2,150

End of period	$121,239	$146,523

Supplemental disclosure of cash flow information
Income taxes paid	$9,420	$—
Interest paid	$552	$1,148
Supplemental disclosure of non-cash flow information
Transfer to SGASH of consideration from NYSE merger with Archipelago	$—	$32,182
Accrued capital distribution to Société Générale	$184	$1,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

        Cowen Group, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware on February 15, 2006 with the issuance of 100 shares of common stock with a par value of $0.01 per share. The Company completed an initial public offering ("IPO") of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. ("SGASH"). On that date, SGASH was a wholly-owned subsidiary of SG Americas, Inc. ("SGAI"), which in turn was a wholly-owned subsidiary of Société Générale. The Company is operated and managed on an integrated basis as a single operating segment and primarily provides research, institutional sales and trading and investment banking services to its clients. Certain material subsidiaries of the Company are discussed below.

        Cowen and Company, LLC ("Cowen"), a Delaware single member limited liability company, is the United States ("U.S.") broker-dealer subsidiary of Cowen Group, Inc. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, aerospace & defense, alternative energy and consumer, operating primarily in the United States. Cowen's predecessor was SG Cowen Securities Corporation ("SGCSC"). On April 23, 2004, Société Générale reorganized SGCSC into two separate affiliated single member limited liability broker-dealers: SG Cowen & Co., LLC (which subsequently was renamed as Cowen and Company, LLC) and SG Americas Securities, LLC ("SGAS"). Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

        Cowen International Limited ("CIL"), a corporation formed under the laws of England and Wales, is the United Kingdom ("U.K.") broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, aerospace & defense, alternative energy and consumer, primarily in Europe. CIL's predecessors were SG London Securities Limited and SG London Branch.

        Cowen Capital Partners, LLC ("Cowen Capital"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. Cowen Capital focuses on providing management services to management teams who acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

        Cowen Asset Management Limited ("CAMCO UK"), a corporation formed under the laws of England and Wales, is a wholly-owned subsidiary of the Company. CAMCO UK will provide traditional asset management services to investors outside the United States, focusing on a global equity strategy.

        Cowen Healthcare Royalty Management, LLC ("CHRP Management"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. CHRP Management manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies.

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement, the amount of this distribution is subject to adjustment based on a final review of the Company's separation from Société Générale (See Note 10, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement). The Company has accrued approximately $2.1 million as a capital distribution to Société Générale related to this final review. SGASH received all the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale.

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

        The condensed consolidated financial statements for periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The condensed consolidated financial information included herein, for periods prior to July 13, 2006, may not necessarily be indicative of the Company's results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by Société Générale through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Condensed Consolidated Statements of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of Société Générale. Since the Company became a public company, these payments have been included as operating activities. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 9, "Commitments, Contingencies and Guarantees" and Note 10, "Separation from Société Générale and Other Related Matters" for further discussion.

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of $1.6 million and $5.2 million from communications expense to floor brokerage and trade execution expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively. In addition, litigation and related expenses have been reclassified to other expenses.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Cowen Group, Inc., its subsidiaries, and all other entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company determines whether it has a controlling financial interest by first evaluating whether the entity is a voting interest entity or a variable interest entity.

        Voting interest entities are those in which the total equity investment at risk is sufficient to enable the entity to finance its activities independently. Voting interest entities provide equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). ARB 51 provides that ownership of a majority voting interest is a condition for a controlling financial interest in an entity.

        According to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities ("VIEs") lack one or more of the characteristics of a voting interest entity as described above. FIN 46R provides that a controlling financial interest in an entity is present when an entity has one or more variable interests that are expected to absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. The entity that is determined to be the primary beneficiary holds the controlling financial interest and is required to consolidate the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

        When the Company does not have a controlling financial interest in an entity but exerts significant influence over the entity's operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent.

        If the Company does not have a controlling financial interest in or exert significant influence over an entity, the Company accounts for its investment at fair value.

        In addition to the situations described above, the Company evaluates partnerships, limited liability companies and similar entities that are not VIEs under FIN 46R according to the provisions of EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). The Company consolidates any such entities over which the Company, as general partner or managing member, has the presumption of control according to EITF 04-5.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent; however, actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in principal transactions in the Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell and corporate finance and syndicate receivables.

        Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, primarily warrants, the Company estimates the fair value of these instruments using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments.

Securities Purchased Under Agreements to Resell

        Securities purchased under agreements to resell generally are collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be resold plus accrued interest. It is the Company's policy to take possession or control of securities purchased under agreements to resell. The Company requires the fair value of the collateral to be equal to or in excess of the principal amount loaned under the resale agreements. The Company minimizes credit risk associated with these activities by monitoring credit exposure and collateral values on a daily basis and requiring additional collateral or principal to be deposited or returned when deemed appropriate.

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

Corporate Finance and Syndicate Receivables

        Corporate finance and syndicate receivables include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of September 30, 2007 and December 31, 2006.

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

Goodwill

        Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized. The Company monitors goodwill annually or more frequently if events or circumstances indicate a possible impairment.

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, revenue multiples of comparable exchange listed corporations, and the trading price of the Company's common shares.

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

Stock-Based Compensation

        Stock-based awards related to the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 12, "Stock-Based Compensation" for a description of these awards.

        The Company adopted SFAS 123R effective January 1, 2006. Upon adoption of SFAS 123R, the modified prospective transition method was used. This method requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters. See Note 9, "Commitments, Contingencies, and Guarantees" and Note 10, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

Revenue Recognition

  Investment Banking

        Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

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

  Principal Transactions

        Principal transactions revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter common equity securities, convertible securities and options, from commitment of capital to facilitate customer trades for listed stocks and from proprietary trading activities. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

Derivative Financial Instruments

        The Company uses futures and options for proprietary trading activities. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers in the Condensed Consolidated Statements of Financial Condition and were de minimis at September 30, 2007 and December 31, 2006. Options are stated at fair value within securities owned and securities sold, not yet purchased in the Condensed Consolidated Statements of Financial Condition. The Company also holds warrants, which are reported at fair value, within securities owned in the Condensed Consolidated Statements of Financial Condition. Realized and unrealized gains and losses associated with futures transactions, options and warrants are included in principal transactions in the Condensed Consolidated Statements of Operations.

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

Leases

        Leases are accounted for under SFAS No. 13, Accounting for Leases. All of the Company's leases are classified as operating leases.

Foreign Currency Translation

        The Company's assets and liabilities denominated in foreign currencies are translated based on the rate of exchange prevailing at each statement of financial condition date. Revenues and expenses are translated at the average exchange rates prevailing during the periods. Gains and losses on foreign currency are recorded in other revenues or other expenses in the Condensed Consolidated Statement of Operations.

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

3. Accounting Developments

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. One objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring certain assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings. SFAS 159 will be effective for the Company beginning on January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 will be effective for the Company beginning on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and determined that the adoption of FIN 48 does not have a significant impact on the Company's consolidated financial statements at the present time.

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company has an Indemnification Agreement with Société Générale under which (1) Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by Société Générale, and (2) Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (See Note 10, "Separation from Société Générale and Other Related Matters", for further discussion of the Indemnification Agreement).

        On July 12, 2006, the Company entered into an Escrow Agreement with Société Générale and SGASH and a third-party escrow agent. Also on July 12, 2006, the Company deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which Société Générale has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the escrow arrangement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which Société Générale has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $23.6 million as of September 30, 2007 and $52.1 million as of December 31, 2006.

        The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in legal expenses and the indemnification recovery will be recorded as a reduction to the Company's legal expenses. Legal expenses are included within other expenses in the Condensed Consolidated Statements of Operations.

5. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Corporate debt securities	$27,195	$34,072	$171,124	$91,904
Equity securities	49,075	63,458	54,802	156,449
Mutual funds	2,668	—	3,266	—
Options	9,851	2,693	25,874	3,106
Warrants	3,098	—	4,088	—
Other	157	—	767	121

Total	$92,044	$100,223	$259,921	$251,580

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Condensed Consolidated Statements of Financial Condition. Substantially all securities owned are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007		December 31, 2006
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$83,944	$—	$70,032	$22,215
Fees and commissions	8,976	4,261	13,532	7,703

Total	$92,920	$4,261	$83,564	$29,918

7. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded in the three or nine months ended September 30, 2007 and 2006. The fair value of the exchange memberships was approximately $1.0 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively.

8. Goodwill

        All of the Company's goodwill resulted from the 1998 acquisition of the former Cowen private partnership by Société Générale. Goodwill was amortized based on its estimated useful life up until the date of adoption of SFAS 142, January 1, 2002, after which time goodwill is no longer amortized. Goodwill is tested annually for impairment, or more frequently if deemed necessary. There were no additions to goodwill and no impairment losses during the nine months ended September 30, 2007.

9. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Company's Escrow Agreement with Société Générale. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with

Société Générale" and Note 10, "Separation from Société Générale and Other Related Matters", for further discussion of the Escrow Agreement and the Indemnification Agreement. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company's consolidated financial condition or cash flows. However, losses may be material to the Company's operating results in a future period, depending in part, on the operating results for such period and the extent to which the Company is indemnified by Société Générale.

  Lease commitments

        The Company's headquarters is located in New York City and other office locations include Boston, San Francisco, Cleveland, Dallas, London and Geneva. Certain office space is leased under operating leases that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five-year extension option which would allow the Company to extend the lease through November 30, 2019.

        As of September 30, 2007, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2007	$2,330
2008	9,446
2009	9,619
2010	9,724
2011	9,685
Thereafter	20,692

$61,496

        Rent expense was approximately $2.8 million for the three months ended September 30, 2007 and 2006, and was approximately $8.2 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively. Rent expenses above include building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of September 30, 2007, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2007	$2,961
2008	11,735
2009	10,091
2010	4,216

$29,003

        The Company applies the provisions of the FASB's Interpretation No. 45, Guarantor's Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing broker without limit for any losses incurred due to the counterparty's failure to satisfy its contractual obligations.

        The Company is a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

        In connection with the IPO, the Company entered into an Indemnification Agreement with Société Générale under which the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against certain liabilities specifically retained or assumed by the Company after becoming a public company. See Note 10, "Separation from Société Générale and Other Related Matters" for further discussion of the Indemnification Agreement. There were no contingent liabilities related to these matters recognized by the Company through the period ended September 30, 2007.

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

        The Separation Agreement provides that, as of July 18, 2006, both the Company and Société Générale will assume and/or retain certain actual or contingent liabilities. Specifically, the Company will retain or assume, among others, certain liabilities reflected in the Company's Condensed Consolidated Statements of Financial Condition, all liabilities associated with the Company's stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with Société Générale, liabilities associated with the breach of or failure to perform any of the Company's obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by Société Générale) relating to, arising out of or resulting from the Company's business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed by Société Générale include, among others, liabilities associated with the sale and transfer of its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of Société Générale or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain specified liabilities and all other liabilities expressly allocated to it under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by Société Générale.

        The Company entered into an Indemnification Agreement with Société Générale on July 11, 2006. Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless Société Générale and its subsidiaries from and against all liabilities specifically retained or assumed by the Company after becoming a public company. Société Générale will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by them, and Société Générale will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

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

        The Company entered into a Stockholders Agreement with SGASH in connection with the IPO. The Stockholders Agreement, among other agreements, governs SGASH's right to appoint members of the Board of Directors of the Company, SGASH's registration rights relating to shares of the Company's common stock held by SGASH after the IPO and restrictions on SGASH's ability to sell, transfer or otherwise convey shares of the common stock, held by SGASH after the IPO. Because SGASH holds less than 10% of the Company's common stock, they can no longer appoint members of the Board of Directors of the Company pursuant to the Stockholders Agreement.

        The Company entered into a Transition Services Agreement with Société Générale in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Services that the Company agreed to provide to Société Générale included merchant banking oversight services. Services that Société Générale agreed to provide to the Company included facilities management, certain legal services and litigation management services and access to Société Générale data rooms and e-mail archives.

        The Company entered into a Tax Matters Agreement with Société Générale in connection with the IPO. The Tax Matters Agreement includes a description of the Company's continuing tax sharing arrangements with Société Générale relating to periods prior to the separation, and also allocates responsibility and benefits associated with the elections made in connection with the separation from Société Générale. The Tax Matters Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to taxes. In connection with the Company's separation from Société Générale, SGAI retained the tax benefits of the Company's net operating loss carryforwards.

        On July 11, 2006, the Board of Directors of the Company approved the "2006 Equity and Incentive Plan" pursuant to which the Company can offer employees, independent contractors and non-employee Directors' equity-based awards. The Company may grant up to 4,725,000 shares of common stock under this plan. In connection with the IPO, the Company made equity awards of 2,100,000 shares of restricted stock and granted options to purchase 1,125,000 shares of common stock to certain of its senior employees.

        During the quarter ended September 30, 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from Société Générale is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets". The Company has been informed that Société Générale currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and Société Générale are continuing to review the matter in an effort to reach a mutually acceptable resolution.

11. Related Party Transactions

        Effective July 21, 2006 (the date on which Société Générale's ownership level was reduced to below 10%), the Company is no longer an affiliate or related party of Société Générale. As such, the Condensed Consolidated Statements of Operations only include related party items for Société Générale through July 21, 2006. After July 21, 2006, all related party transactions are with Cowen Investments Holdings, an unconsolidated investment fund holding company, and, beginning in the third quarter of 2007, CHRP Management.

        As of September 30, 2007, receivables from related parties were $1.2 million and payables to related parties were $0.1 million. As of December 31, 2006, receivables from related party balances were $1.4 million and there were no amounts payable to related parties. Amounts payable to related parties are included within accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The receivable balances primarily relate to management fees earned by the Company.

        Revenues earned from and expenses incurred with related parties for the three and nine months ended September 30, 2007 and 2006 (including transactions with Société Générale through July 21, 2006, the date on which their ownership level was reduced to below 10%), are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Interest and dividend income	$—	$540	$—	$9,662
Other	1,003	77	2,106	1,140

Total revenues	1,003	617	2,106	10,802
Expenses
Floor brokerage and trade execution	—	575	—	5,006
Service fees, net	—	215	—	4,295
Occupancy and equipment	—	718	—	7,488
Interest	—	14	—	159
Other	—	—	—	(69)

Total expenses	—	1,522	—	16,879

Total, net	$1,003	$(905)	$2,106	$(6,077)

        Other than interest earned on reverse repos with Société Générale revenues earned from and expenses incurred with related parties prior to July 21, 2006 primarily resulted from securities transactions and administrative services.

        Pursuant to service agreements with certain affiliates, the Company earned fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in other revenue in the Condensed Consolidated Statements of Operations.

        The Company previously cleared its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of Société Générale. Clearing expenses are reported in floor brokerage and trade execution in the Condensed Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company's separation from Société Générale, which had replaced the Company's pre-existing clearing agreement with SGAS. The initial term of that clearing agreement terminated on December 31, 2006 and was extended until January 25, 2007, at which time the Company entered into a long term relationship with a new clearing firm.

        Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $0.1 million for the three months ended September 30, 2006, and $3.8 million for the nine months ended September 30, 2006. In addition, the Company incurred expenses of approximately $0.1 million in the three months ended September 30, 2006, and $0.7 million in the nine months ended September 30, 2006, with Société Génerale for certain presentation center services during that period. These expenses are included in service fees in the Condensed Consolidated Statements of Operations, net of approximately $0.2 million of fees earned related to presentation center and library services provided by the Company to SGAI during the three and nine months ended September 30, 2006.

        Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by Société Générale. The total amount allocated was approximately $0.7 million during the three months ended September 30, 2006, and $7.5 million during the nine months ended September 30, 2006, and is reported in occupancy and equipment in the Condensed Consolidated Statements of Operations.

12. Stock-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of September 30, 2007, there were 16,027 restricted stock units outstanding for awards to non-employee directors, which were immediately vested and expensed upon issuance. As of September 30, 2007, there were 14,649 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. For the nine months ended September 30, 2007, the Company awarded 7,867 restricted stock units to non-employee directors, and 7,985 restricted stock units to employees. As of September 30, 2007, there were approximately 2.2 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        The compensation cost that has been expensed for these awards was approximately $2.0 million and $11.7 million for the three and nine months ended September 30, 2007, respectively, and approximately $2.6 million for the three and nine months ended September 30, 2006. The income tax benefit recognized for these awards was approximately $0.9 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, and approximately $1.0 million for the three and nine months ended September 30, 2006.

        The compensation cost for the three and nine months ended September 30, 2007 includes a reversal of $2.6 million as well as the associated income tax benefit of such reversal of $1.1 million, representing the cumulative catch-up adjustment for a change in estimated forfeitures. The EPS impact of the after-tax cumulative catch-up adjustment was to increase basic and diluted EPS by $0.11 for the three and nine months ended September 30, 2007.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

          Expected term—Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method according to the provisions of SEC Staff Accounting Bulletin No. 107 ("SAB 107"): industry, market capitalization, stage of life cycle and capital structure, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

          Expected volatility—Based on the lack of historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB 107.

          Risk free rate—The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

          Dividend yield—The Company has not paid and does not expect to pay dividends in the future. Accordingly, the assumed dividend yield is zero.

        The weighted-average assumptions used in the valuation of stock option grants during the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
Weighted average expected option term (in years)	5.00	5.25
Expected volatility	31.4%	31.8%
Weighted average risk-free interest rate	4.76%	4.97%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$6.35	$6.11

        The following table summarizes the Company's stock option activity for the nine months ended September 30, 2007:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2006	1,113,427	$16.00
Options granted	33,334	17.61
Options exercised	—	—
Options forfeited	(176,025)	16.00
Options expired	—	—

Balance outstanding at September 30, 2007	970,736	$16.06	5.82	$—

Options exercisable at September 30, 2007	—	$—	—	$—

(1)
No options were exercised through September 30, 2007.

(2)
Based on the Company's closing stock price of $13.82 on September 30, 2007.

        As of September 30, 2007, there was approximately $2.8 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.1 years. No stock options vested during the period ended September 30, 2007.

        The following table summarizes the Company's nonvested restricted shares activity for the nine months ended September 30, 2007:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2006	2,088,472	$16.00
Granted	1,337,553	19.93
Vested	—	—
Forfeited	(405,972)	18.57

Balance outstanding at September 30, 2007	3,020,053	$17.39

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of September 30, 2007, there was approximately $29.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 2.6 years. No restricted shares vested during the period ended September 30, 2007.

        There have been no significant modifications to any awards granted under the Plans during the nine months ended September 30, 2007.

        Prior to the IPO, the Company's employees participated in various Société Générale deferred compensation plans. The Company accelerated the vesting of expenses related to deferred compensation plans that were terminated as a result of the IPO and separation from Société Génerale. Expenses related to these plans totaled approximately $7.5 million for the three months ended September 30, 2006 and approximately $10.6 million for the nine months ended September 30, 2006.

13. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns. The UK Operations tax results are reported by CIL and CAMCO UK separately in their respective U.K. tax filings.

        The reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	17.9	2.4	17.9	2.4
Provision to Return Adjustment	6.7	0.0	6.7	0.0
Meals and Entertainment	(16.7)	1.2	(16.7)	1.2
Revised Projected Rate	3.0	0.9	0.0	0.0
Other, net	4.9	2.0	4.9	2.1
Change in valuation allowance	(7.8)	(36.1)	(7.8)	(36.1)

Effective tax rate	43.0%	5.4%	40.0%	4.6%

        For the three months ended September 30, 2007, the tax benefit of $2.5 million consisted of current tax benefit of $2.1 million and a net deferred benefit of $0.4 million. For the nine months ended September 30, 2007, the tax benefit of $0.4 million consisted of current tax expense of $3.5 million offset by a net benefit of $3.9 million. The 2007 deferred tax benefit for the periods is primarily attributable to stock-based compensation. The revision to the projected rate is primarily due to updated projections including an increase in the compensation ratio. Additionally, the change in valuation allowance is primarily attributable to a valuation allowance established against start-up and organizational costs associated with the formation of new businesses that are tax deductible beyond 2009.

        The low effective tax rate for the three and nine month periods ended September 30, 2006 is due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. In connection with the Company's separation from Société Générale, SGAI retained such tax benefits.

14. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of September 30, 2007, there were 15,921,685 shares outstanding, of which 3,020,053 are restricted. To the extent that restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 16,027 fully vested restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2007 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding as of September 30, 2007 were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2007 as their inclusion would have been anti-dilutive.

        The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net (loss) income	$(3,319)	$(11,414)	$(624)	$30,701

Shares for basic and diluted calculations:
Average shares used in basic computation	12,918	12,902	12,913	12,901
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	12,918	12,902	12,913	12,901

Earnings (loss) per share:
Basic	$(0.26)	$(0.88)	$(0.05)	$2.38
Diluted	$(0.26)	$(0.88)	$(0.05)	$2.38

15. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2007, Cowen had net capital of approximately $102.4 million, which was approximately $101.4 million in excess of its minimum net capital requirement of $1.0 million.

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

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen, if applicable.

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At September 30, 2007, CIL's Financial Resources of approximately $6.9 million exceeded the minimum requirement of $3.1 million by approximately $3.8 million.

16. Subsequent Events

        On November 7, 2007 the Company's Board of Directors approved a share repurchase program to repurchase up to 2.0 million shares of its outstanding common stock from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, these purchases may be commenced or suspended from time to time without prior notice. The repurchase program will be funded using cash on hand.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

        We are an investment bank dedicated to providing superior research, sales and trading and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, alternative energy, consumer, and aerospace & defense sectors. As of September 30, 2007 our research and sales and trading services were provided to over 1,000 domestic and international clients seeking to trade equity, convertible and other equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

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

        The third quarter of 2007 was primarily characterized by increased volatility in the wake of the subprime market fallout. While many of the macroeconomic factors noted above remained generally positive, volatility spiked as uncertainty in the debt capital markets spilled over into the equity markets. In mid-August, volatility as measured by the Chicago Board Options Exchange Volatility Index, or VIX, reached a four-year high before returning to more normalized levels by the close of the quarter. The increased volatility created a relatively favorable environment for the secondary equities industry during a quarter that has historically witnessed seasonal downturns in trading activity. Compared to the second quarter of 2007, the New York Stock Exchange experienced a modest increase in average daily volumes traded while volumes on the Nasdaq Global Market remained essentially flat. However, the increased volatility also created challenging capital markets conditions. Across all sectors, new issue activity decreased significantly quarter-over-quarter when measured by both number of transactions and proceeds raised. Compared to a challenging third quarter in 2006, new issue activity across all sectors recovered modestly when measured by proceeds raised and number of transactions. Similarly, mergers and acquisitions activity across all sectors decreased quarter-over-quarter when measured by both number of transactions and aggregate transaction value. Year-over-year, mergers and acquisition activity across all sectors increased modestly when measured by aggregate transaction value, but remained essentially flat when measured by number of transactions.

        Capital markets and merger and acquisition activity across Cowen's growth sectors was generally in line with the overall market trends. New issue activity across Cowen's growth sectors decreased sequentially when measured by number of transactions and proceeds raised. Compared to the third quarter of 2006, growth sector new issue activity increased when measured by both number of transactions completed and total proceeds raised. When measured by aggregate transaction value, strategic advisory activity across Cowen's sectors during the third quarter decreased both sequentially and year-over-year. When measured by number of closed transactions, strategic advisory activity during the third quarter increased both sequentially and year-over-year. Total combined average daily trading volume on the New York Stock Exchange and Nasdaq Stock Market increased amidst more volatile market conditions during the third quarter in comparison to the same period in 2006.

  Public Equity

        Market conditions were challenging for public equity transactions during the third quarter of 2007. For the three months ended September 30, 2007, new issue activity across all sectors, including IPOs, secondary offerings and convertible debt offerings decreased compared to the second quarter of 2007, but increased relative to a weak third quarter in 2006. When measured by number of offerings, new issue activity decreased 46% quarter-over-quarter and increased 7% year-over-year. When measured by total proceeds raised, new issue activity decreased by 50% quarter-over-quarter, but increased 27% year-over-year. Activity in Cowen's growth sectors was in line with overall market trends for the third quarter of 2007. When measured by number of offerings, new issue activity across Cowen's growth sectors decreased 51% quarter-over-quarter, but increased 12% year-over-year. When measured by total proceeds raised, new issue activity across Cowen's growth sectors decreased 46% quarter over quarter, but increased 41% year-over-year.

  Private Equity

        When measured by aggregate number of transactions, private capital raising activity across all sectors decreased 5% sequentially and 18% year-over-year for the three months ended September 30, 2007. When measured by total proceeds raised, private capital raising activity across all sectors decreased 9% sequentially, but increased 34% year-over-year due to an increase in the median size of transactions completed in the third quarter of 2007. Quarter-over-quarter, private market capital raising within Cowen's growth sectors decreased 58% and 20% when measured by proceeds raised and number of transactions completed, respectively. Year-over-year, private capital market activity across Cowen's sectors increased 18% and 12% when measured by number of transactions completed and total proceeds raised, respectively.

  Strategic Advisory

        Year-over-year, strategic advisory activity across all sectors increased 11% when measured by aggregate transaction value and was essentially flat when measured by total number of transactions. Within Cowen's growth sectors, activity in the third quarter decreased 14% when measured by aggregate transaction value, but increased 14% when measured by total number of transactions. Quarter-over-quarter, merger and acquisition activity across all sectors decreased 49% when measured by aggregate transaction value and 9% when measured by total number of transactions. Within Cowen's growth sectors, activity decreased 55% when measured by aggregate transaction value, but increased 2% when measured by total number of transactions.

  Brokerage

        The equity trading environment was favorable during the third quarter as activity, measured in terms of average daily trading volume, on the Nasdaq Global Market increased by 18% year-over-year, while activity on the New York Stock Exchange increased by 7% year-over-year. Quarter-over-quarter, average daily trading volumes in the third quarter of 2007 were up 4% on the New York Stock Exchange, but down 1% on the Nasdaq Global Market.

  Summary

        Generally speaking, our activity levels during the third quarter of 2007 were consistent with the market. Our total number of public equity offerings and average proceeds raised both increased year-over-year. Quarter-over-quarter, our total number of public equity offerings decreased, while the average proceeds raised in such offerings increased. Our average revenue per transaction during the third quarter remained stable on a sequential basis, but decreased from the prior year period. Both our total number of private equity offerings and total proceeds raised decreased year-over-year and sequentially. Our strategic advisory activity decreased year-over-year when measured by both aggregate transaction value and total number of transactions. Quarter-over-quarter, our strategic advisory activity increased when measured by aggregate transaction value, but decreased when measured by total number of transactions. Lastly, our total combined average daily trading volume increased both year-over-year and quarter-over-quarter.

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

        The condensed consolidated financial statements for the nine months ended September 30, 2007 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

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

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by Société Générale. As the successor of the named party in the litigation, we recognize the legal reserves and accruals related to these matters in our Condensed Consolidated Statements of Financial Condition, and cash flows related to these matters are recognized as financing activities in the Condensed Consolidated Statements of Cash Flows. We will be indemnified by Société Générale for any payments we may be required to make or expenses we may incur related to indemnified legal matters. See Note 10, "Separation from Société Générale and Other Related Matters", for further discussion of the Indemnification Agreement.

        All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation.

Revenues

        We operate our business as a single segment; however, we derive revenues from two primary sources, investment banking and brokerage.

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

  •
  Underwriting revenues.    We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, underwriting fees and selling concessions. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. We receive a higher proportion of total fees in underwritten transactions in which we act as a lead manager.

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

  Brokerage

        Our brokerage revenues consist of commissions and principal transactions revenues. Our management reviews sales and trading revenue on a combined basis as the majority of the revenue in both line items is derived from the same group of clients. In addition, a significant portion of our trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in principal transactions. We derive our brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors.

  •
  Commissions.    Our brokerage business generates commission revenue from securities trading commissions paid by institutional investor clients. Commissions are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

  •
  Principal transactions.    Our brokerage revenues also include net trading gains and losses from principal transactions, which primarily include our acting as a market-maker in over-the-counter equity securities, our listed options trading, and our trading of convertible securities. In certain cases, we commit our own capital to provide liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects us to market risk. These positions are typically held for a very short duration.

  Interest and Dividend Income

        Interest and dividend income primarily consists of interest earned on our interest bearing assets and net interest and dividends on securities maintained in trading accounts related to our sales and trading business. In conjunction with our separation from Société Générale and our becoming a public company we have made a payment representing a return of capital to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which resulted in a meaningful reduction in our interest income during 2007. In addition, in 2006 we transferred funds into an escrow account for the future payment of certain litigation that existed prior to the date of the IPO for which Société Générale has agreed to indemnify us. Subsequent to making this transfer, certain matters covered by the escrow arrangement have been settled and the escrow balance has been reduced accordingly. Excess reserves related to these settled matters will be returned to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow.

  Other

        Other revenue includes fees for managing a portfolio of merchant banking investments on behalf of Société Générale and other third party investors, miscellaneous income such as fees for managing venture capital investments on behalf of an inactive employee fund, fees for managing assets and investments for private equity / alternative investment funds and fees for the delivery of equity research related to unbundling agreements with certain of our institutional investor clients. All these fees are earned pursuant to the terms of the various related agreements.

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

        We intend to incur employee compensation and benefits expense equal to between 58% and 60% of total revenues, plus, through 2011, the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. For 2007, we have elected to accrue employee compensation and benefits expense at the high end of the range. We may change our target percentages at any time.

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was $5.2 million in 2006 and is estimated to be $7.8 million, $8.9 million, $5.7 million, $4.1 million, and $0.5 million in the years 2007, 2008, 2009, 2010, and 2011, respectively. The expense in the third quarter of 2007 associated with the grant of equity to our senior employees in connection with our IPO included a reversal of $1.9 million, representing the cumulative catch-up adjustment for the change in estimated forfeitures. The annual expense may be adjusted again in the future based on actual forfeiture rates. We have accounted for our equity awards in accordance with SFAS 123R. Compensation and benefit expense in 2006 included the expense associated with deferred compensation plans that were terminated as a result of our separation from Société Générale.

  Non-compensation Expense

        Floor brokerage and trade execution.    These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We entered into a commercial clearing agreement with a new clearing firm and commenced operating under the new agreement on January 26, 2007.

        Service fees, net.    These expenses include fees for outsourcing services, including certain support functions such as information technology infrastructure, management and support, net of fees earned related to presentation center and library services provided by the Company to SGAI for the three and nine months ended September 30, 2006.

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

Provision for Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns. The U.K. operations tax results are reported by CIL and CAMCO UK separately in their respective U.K. tax filings.

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

Results of Operations

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Overview

        Total revenues decreased $2.7 million, or 4%, to $57.5 million for the three months ended September 30, 2007 compared with $60.2 million in the third quarter of 2006. This decrease was primarily due to a decrease in investment banking revenues of $3.9 million partially offset by an increase in brokerage and other revenues.

        Total expenses decreased $9.0 million, or 12%, to $63.3 million for the three months ended September 30, 2007 compared with $72.3 million in the third quarter of 2006, primarily due to a decrease in compensation expense. Compensation expense for the three months ended September 30, 2007 includes an increase of $4.0 million to bring the compensation to revenue ratio from 58% to 60% for the nine months ended September 30, 2007. Total non-compensation expenses decreased $1.8 million, or 7%, during the three months ended September 30, 2007 compared with the third quarter of 2006, primarily due to a decrease in floor brokerage and trade execution related expenses and a decrease in marketing and development expenses. These decreases were partially offset by an increase in other expenses resulting from an increase in legal related expenses due to terminated transactions. We recorded a net loss of $3.3 million for the three months ended September 30, 2007 compared with a net loss of $11.4 million in the third quarter of 2006.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended September 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$14,382	$18,312	$(3,930)	(21.5)%
Commissions	23,174	23,320	(146)	(0.6)
Principal transactions	15,739	14,209	1,530	10.8
Interest and dividend income	1,999	2,919	(920)	(31.5)
Other	2,211	1,440	771	53.5

Total revenues	57,505	60,200	(2,695)	(4.5)

Expenses
Employee compensation and benefits	37,850	44,999	(7,149)	(15.9)
Floor brokerage and trade execution	2,835	4,731	(1,896)	(40.1)
Service fees, net	4,021	3,597	424	11.8
Communications	4,118	4,341	(223)	(5.1)
Occupancy and equipment	4,308	4,522	(214)	(4.7)
Marketing and business development	2,323	2,975	(652)	(21.9)
Depreciation and amortization	695	617	78	12.6
Interest	152	245	(93)	(38.0)
Other	7,021	6,242	779	12.5

Total expenses	63,323	72,269	(8,946)	(12.4)

Operating loss	(5,818)	(12,069)	6,251	(51.8)
Gain on exchange memberships	—	—	—	N/A

Loss before income taxes	(5,818)	(12,069)	6,251	(51.8)
Benefit for income taxes	(2,499)	(655)	(1,844)	281.5

Net loss	$(3,319)	$(11,414)	$8,095	(70.9)%

Revenues

  Investment Banking

        Investment banking revenues decreased $3.9 million, or 21%, to $14.4 million for the three months ended September 30, 2007 compared with $18.3 million in the third quarter of 2006. Our underwriting revenues increased $2.0 million, or 40%, to $7.0 million for the three months ended September 30, 2007 compared with $5.0 million during the same period in the prior year. The increase in underwriting revenues was the result of an increase in the number of transactions completed. We lead managed 25% of our underwritten transactions in both the third quarter of 2007 and 2006. Our private placement revenues decreased $7.2 million, or 90%, to $0.8 million for the three months ended September 30, 2007 compared with $8.0 million in the third quarter of 2006. The decrease in private placement revenues was primarily attributable to a decrease in the number of transactions completed and a decrease in average size of transactions completed in the third quarter of 2007 compared to the three months ended September 30, 2006. The decrease in capital raising revenues was partially offset by an increase of $1.2 million, or 23%, in strategic advisory fees to $6.5 million for the three months ended September 30, 2007 compared with $5.3 million in the third quarter of 2006. The increase in strategic advisory fees was the result of an increase in the size of the transactions completed in the third quarter of 2007 as compared to the third quarter of 2006, which more than offset the decrease in transaction volume during the third quarter of 2007 as compared to the same period in 2006.

  Brokerage

  •
  Commissions

  Commissions remained essentially flat at $23.2 million for the three months ended September 30, 2007 compared with $23.3 million in the third quarter of 2006. The slight decrease in commissions related to our convertible securities trading operations was partially offset by an increase in commissions from options, while our traditional secondary equity commissions remained stable.

  •
  Principal Transactions

  Revenues from principal transactions increased $1.5 million, or 11%, to $15.7 million for the three months ended September 30, 2007 compared with $14.2 million in the third quarter of 2006. The increase during the quarter was the result of an increase in revenues related to our options activities, securities owned and higher over-the-counter equity volumes, partially offset by a decrease in convertible trading revenues.

  Interest and Dividend Income

        Interest and dividend income decreased $0.9 million, or 31%, to $2.0 million for three months ended September 30, 2007 compared with $2.9 million in the third quarter of 2006. The decrease was primarily attributable to lower average interest bearing assets in the third quarter of 2007 compared with the third quarter of 2006.

  Other

        Other revenues increased $0.8 million, or 54%, to $2.2 million for the three months ended September 30, 2007 compared with $1.4 million in the third quarter of 2006. This increase was primarily attributable to an increase in equity research fee income associated with unbundling arrangements with certain of our institutional investor clients and an increase in fees for managing the assets and investments of certain private equity/alternative investment funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $7.2 million, or 16%, to $37.8 million for the three months ended September 30, 2007 compared with $45.0 million in the third quarter of 2006. This decrease was primarily related to the following three items. First, the third quarter of 2006 included the accelerated vesting expense of $7.5 million related to deferred compensation plans that were terminated as a result of our separation from SG. Second, the expense associated with the initial grant of equity to our employees in connection with the IPO was $0.4 million for the third quarter, as compared to $2.6 million during the third quarter of 2006. This decrease was the result of a $1.9 million cumulative catch-up adjustment related to a change in estimated forfeitures. Lastly, these decreases were partially offset by an increase of $4.0 million in the third quarter of 2007 to bring the compensation to revenue ratio from 58% to 60% for the nine months ended September 30, 2007. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 65% and 58% for the three months ended September 30, 2007 and 2006, respectively.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $1.9 million, or 40%, to $2.8 million for the three months ended September 30, 2007 compared with $4.7 million in the three months ended September 30, 2006. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

  Service Fees, net

        Net service fees increased $0.4 million, or 12%, to $4.0 million for the three months ended September 30, 2007 compared with $3.6 million in the three months ended September 30, 2006. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure.

  Marketing and Business Development

        Marketing and business development expense decreased $0.7 million, or 22%, to $2.3 million for the three months ended September 30, 2007 compared with $3.0 million in the three months ended September 30, 2006. This decrease was primarily due to a reduction in conference related expenses as well as a reduction in travel and entertainment expenses.

  Other

        Other expenses increased $0.8 million, or 12%, to $7.0 million for the three months ended September 30, 2007 compared with $6.2 million in the three months ended September 30, 2006. This increase was primarily attributable to an increase in legal related expenses due to terminated transactions, partially offset by a decrease in insurance premiums.

Provision for income taxes

        We reported a tax benefit of $2.5 million for the three months ended September 30, 2007, which reflects an effective tax rate of 43.0% compared to a tax benefit of $0.7 million in the same period in the prior year, which reflects an effective tax rate of 5.4%. The third quarter of 2007 tax expense consisted of current tax benefit of $2.1 million and a net deferred tax benefit of $0.4 million. The deferred tax benefit for the period is primarily attributable to stock-based compensation.

        The low effective tax rate for the third quarter 2006 is due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. In connection with the Company's separation from Société Générale, SGAI retained such tax benefits.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Overview

        Total revenues decreased $45.3 million, or 18%, to $202.3 million for the nine months ended September 30, 2007 compared with $247.6 million in the first nine months of 2006. This decrease was primarily due to a decrease in investment banking revenues of $41.3 million and a decrease in interest and dividend income of $8.5 million, partially offset by increases in brokerage related revenues and other revenues.

        Total expenses decreased $35.2 million, or 15%, to $205.1 million for the nine months ended September 30, 2007 compared with $240.3 million in the first nine months of 2006, primarily due to a decrease in compensation expense. Compensation expense decreased primarily as a result of the decrease in total revenues, partially offset by an increase of 2% in the accrual ratio of compensation and benefits expense from 58% in 2006 to 60% in 2007. In addition, compensation expense for the nine months ended September 30, 2006 included $10.6 million associated with the vesting of deferred compensation plans that were terminated as a result of our separation from Société Génerale. Total non-compensation expenses decreased $5.5 million, or 7%, during the nine months ended September 30, 2007 compared with the first nine months of 2006, primarily due to a decrease in service fees as a result of our separation from Société Générale and a decrease in floor brokerage and trade execution related expenses. These decreases were partially offset by an increase in marketing and development expenses, and depreciation and amortization expense related to leasehold improvements made during 2006 in certain of our offices. We recorded a net loss of $0.6 million for the nine months ended September 30, 2007 compared with net income of $30.7 million in the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. which occurred on March 7, 2006.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Nine Months Ended September 30,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$69,893	$111,228	$(41,335)	(37.2)%
Commissions	69,361	69,544	(183)	(0.3)
Principal transactions	51,624	48,989	2,635	5.4
Interest and dividend income	6,030	14,574	(8,544)	(58.6)
Other	5,361	3,275	2,086	63.7

Total revenues	202,269	247,610	(45,341)	(18.3)

Expenses
Employee compensation and benefits	126,840	156,575	(29,735)	(19.0)
Floor brokerage and trade execution	9,476	13,559	(4,083)	(30.1)
Service fees, net	11,238	13,216	(1,978)	(15.0)
Communications	12,733	12,825	(92)	(0.7)
Occupancy and equipment	12,958	13,257	(299)	(2.3)
Marketing and business development	9,667	9,165	502	5.5
Depreciation and amortization	2,476	1,611	865	53.7
Interest	447	649	(202)	(31.1)
Other	19,249	19,418	(169)	(0.9)

Total expenses	205,084	240,275	(35,191)	(14.6)

Operating (loss) income	(2,815)	7,335	(10,150)	N/A
Gain on exchange memberships	1,775	24,832	(23,057)	(92.9)

(Loss) income before income taxes	(1,040)	32,167	(33,207)	N/A
(Benefit) provision for income taxes	(416)	1,466	(1,882)	N/A

Net (loss) income	$(624)	$30,701	$(31,325)	N/A %

Revenues

  Investment Banking

        Investment banking revenues decreased $41.3 million, or 37%, to $69.9 million for the nine months ended September 30, 2007 compared with $111.2 million in the first nine months of 2006. Our underwriting revenues decreased $13.2 million, or 27%, to $35.5 million for the nine months ended September 30, 2007 compared with $48.7 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in average revenue per transaction. We lead managed 30% and 33% of our underwritten transactions during the first nine months of 2007 and 2006, respectively. Our private placement revenues decreased $35.4 million, or 75%, to $11.5 million for the nine months ended September 30, 2007 compared with $46.9 million in the first nine months of 2006. The decrease in private placement revenues was primarily attributable to a decrease in both the number of transactions completed and the average revenues per transaction in the first nine months of 2007 compared to the first nine months of 2006. The decrease in capital raising revenues was partially offset by an increase of $7.2 million, or 46%, in strategic advisory fees to $22.8 million for the nine months ended September 30, 2007 compared with $15.6 million during the same period in the prior year. The increase in strategic advisory fees was primarily due to an increase in the size of transactions completed during the first nine months of 2007 compared to the first nine months of 2006, which more than offset the decrease in transaction volume for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

  Brokerage

  •
  Commissions

    Commissions remained essentially flat at $69.4 million for the nine months ended September 30, 2007 compared with $69.5 million for the nine months ended September 30, 2006. During the first nine months of 2007, an increase in commissions from options related activity was offset by a decrease in commissions related to our convertible securities operations and a slight decline in our traditional secondary equity business.

  •
  Principal Transactions

    Principal transactions increased $2.6 million, or 5%, to $51.6 million for the nine months ended September 30, 2007 compared with $49.0 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in revenues related to our options activities and securities owned, partially offset by a reduction in revenues on our convertible securities and over-the-counter equity activities.

  Interest and Dividend Income

        Interest and dividend income decreased $8.6 million, or 59%, to $6.0 million for the nine months ended September 30, 2007 compared with $14.6 million in the first nine months of 2006. This decrease was primarily the result of lower average interest bearing assets in the first nine months of 2007 compared with the first nine months of 2006, partially offset by higher average interest rates during the first nine months of 2007. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in 2007 compared to 2006.

  Other

        Other revenues increased $2.1 million, or 64%, to $5.4 million for the nine months ended September 30, 2007 compared with $3.3 million in the first nine months of 2006. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity/alternative investment funds and an increase in equity research fee income associated with unbundling arrangements with certain of our institutional investor clients.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $29.8 million, or 19%, to $126.8 million for the nine months ended September 30, 2007 compared with $156.6 million in the first nine months of 2006. This decrease was primarily attributable to the application of our compensation and benefits expense to revenue ratio applied to the decrease in total revenues, partially offset by an increase of 2% in the accrual ratio of compensation and benefits expense from 58% in 2006 to 60% in 2007. In addition, the first nine months of 2007 includes $5.5 million of expense associated with the initial grant of equity to our employees in connection with the IPO compared with $2.6 million during the first nine months of 2006. Lastly, the first nine months of 2006 included a vesting expense of $10.6 million related to deferred compensation plans that were terminated as a result of our separation from Société

Génerale. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 60% and 58% for the nine months ended September 30, 2007 and 2006, respectively.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $4.1 million, or 30%, to $9.5 million for the nine months ended September 30, 2007 compared with $13.6 million in the first nine months of 2006. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

  Service Fees, net

        Net service fees decreased $2.0 million, or 15%, to $11.2 million for the nine months ended September 30, 2007 compared with $13.2 million in the first nine months of 2006. This decrease was primarily attributable to the termination of various service level agreements with Société Générale for certain support functions as a result of the IPO, partially offset by additional services related to the outsourcing of our information technology infrastructure.

  Marketing and Business Development

        Marketing and business development expense increased $0.5 million, or 6%, to $9.7 million for the nine months ended September 30, 2007 compared with $9.2 million in the first nine months of 2006. This increase was primarily due to increases in travel, entertainment and conference related costs.

  Depreciation and Amortization

        Depreciation and amortization expense increased $0.9 million, or 54%, to $2.5 million for the nine months ended September 30, 2007 compared with $1.6 million in the first nine months of 2006. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006. In addition, there was accelerated amortization expense on certain retired software.

  Other

        Other expenses decreased $0.2 million, or 1%, to $19.2 million for the nine months ended September 30, 2007 compared with $19.4 million in the first nine months of 2006. An increase in legal related expenses due to terminated transactions was partially offset by reductions in insurance premiums and exchange dues.

Gain on exchange memberships

        Gain on exchange memberships decreased $23.0 million to $1.8 million for the nine months ended September 30, 2007 compared to $24.8 million in first nine months of 2006. This decrease was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the New York Stock Exchange and Archipelago Holdings, Inc. which occurred during the first quarter of 2006. We directed the interests from the merger to SGASH. During the first quarter of 2007, we sold our seat on the Chicago Board Options Exchange for a one-time gain of $1.8 million.

Provision for income taxes

        We reported a tax benefit of $0.4 million for the nine months ended September 30, 2007, which reflects an effective tax rate of 40.0% compared to a tax provision of $1.5 million in the same period in the prior year, which reflects an effective tax rate of 4.6%. Tax expense first nine months of 2007 consisted of current tax expense of $3.5 million offset by a net deferred tax benefit of $3.9 million. The deferred tax benefit for the period is primarily attributable to stock-based compensation.

        The low effective tax rate for the third quarter 2006 is due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. In connection with the Company's separation from Société Générale, SGAI retained such tax benefits.

Liquidity and Capital Resources

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2007, we had cash and cash equivalents of $121.2 million.

        As part of our separation from Société Générale and our becoming a public company, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with Société Générale. Under the terms of the Separation Agreement, the amount of this distribution is subject to adjustment based on a final review of the Company's separation from Société Générale. See Note 10 for further discussion of the Separation Agreement. While the final review has not yet been completed, we have accrued approximately $2.1 million as a capital distribution payable to Société Générale related to this final review.

        During the quarter ended September 30, 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed it from Société Générale is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets". The Company has been informed that Société Générale currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and Société Générale are continuing to review the matter in an effort to reach a mutually acceptable resolution.

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

        At September 30, 2007, our net capital under the SEC's Uniform Net Capital Rule was $102.4 million, or $101.4 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the United Kingdom. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At September 30, 2007, CIL's Financial Resources of approximately $6.7 million exceeded the minimum requirement of $3.0 million by approximately $3.7 million.

  Cash Flows

        Nine Months Ended September 30, 2007.    Cash decreased by $63.8 million for the nine months ended September 30, 2007, primarily as a result of cash used in operating activities.

        Our operating activities used $62.3 million of cash due to a decrease in cash from changes in operating liabilities of $269.0 million and a net loss of $0.6 million, partially offset by an increase in cash from changes in operating assets of $197.0 million and non-cash charges of $10.2 million.

        The change in operating liabilities of $269.0 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $151.4 million, a decrease in employee compensation and benefits payable of $66.1 million, a decrease in legal reserves and legal expenses payable of $27.1 million, and a decrease in payable to brokers, dealers and clearing brokers of $25.7 million. The nine-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount. The decrease in employee compensation and benefits payable was due to the payment of 2006 bonus accruals in the first quarter of 2007. Legal reserves and expenses payable decreased due to settlement payments and a return of excess funds to SGASH. The decrease in payable to brokers, dealers and clearing brokers was primarily attributable to the reduction of our net convertible bond inventory.

        The change in operating assets of $197.0 million was primarily due to a decrease in securities owned, at fair value of $167.9 million and a decrease in restricted cash pursuant to escrow agreement of $28.5 million. The decrease in securities owned, at fair value was due to a reduction of our convertible bond inventory. The decrease in cash pursuant to escrow agreement was the result of settlement payments and a return of excess funds to SGASH. The non-cash charges primarily represent stock-based compensation, income taxes, and depreciation and amortization charges.

        Our investing activities used $1.5 million of cash due to purchases of fixed assets.

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

        Our investing activities consumed $11.5 million due to purchases of fixed assets. Net cash used in financing activities of $194.6 million was primarily due to a net capital distribution of $180.3 million to Société Générale.

  Credit Facilities

        We have an irrevocable Letter of Credit for $5.0 million issued by The Bank of New York ("BONY"), expiring on July 12, 2008, supporting obligations under our Boston office lease. We also have two additional irrevocable Letters of Credit issued by BONY, the first of which is for $100 thousand, expiring on July 26, 2008, supporting our workers' compensation insurance with Safety

National Casualty Corporation, and the second of which is for $57 thousand, expiring on November 14, 2008, supporting one of our lease obligations. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate.

  Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of September 30, 2007; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. See "Quantitative and Qualitative Disclosures About Market Risk—Credit Risk" in Part I, Item 3.

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

Critical Accounting Policies and Estimates

        The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in "Risk Factors" cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

        Our significant accounting policies are summarized in Note 2 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

        Using these criteria, we believe the following to be our critical accounting policies:

  Revenue Recognition

        Investment banking revenues include underwriting fees, private placement fees, strategic advisory fees and financial advisory fees. Underwriting revenues are earned in securities offerings in which we act as an underwriter and include management fees, sales concessions and underwriting fees. Management fees are recorded on the offering date, sales concessions on settlement date and underwriting fees are recognized net of related syndicate expenses, at the time the underwriting is complete and the income is reasonably determinable. As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction. Private placement fees, including warrants received in certain private placement transactions, are recorded on the closing date of the placement. Strategic advisory and financial advisory fees are recorded when the services to be performed and/or the transactions are substantially completed, and fees are determinable and collection is reasonably assured. Expenses associated with these transactions are recognized, net of client reimbursements, when the related revenue is recognized or the engagement is otherwise concluded.

  Valuation of Financial Instruments

        Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including futures, options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in the line item principal transactions in our Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include receivable from brokers, dealers and clearing brokers, payable to brokers, dealers and clearing brokers,, securities purchased under agreements to resell with related party and corporate finance and syndicate receivables.

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

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by Société Générale, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement with Société Générale. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 10, "Separation from Société Générale and Other Related Matters" in Part I, Item I, for further discussion of the Escrow Agreement and the Indemnification Agreement. To the extent that we are not indemnified by Société Générale, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter by matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Accounting Developments

        In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. One objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring certain assets and liabilities differently without having to apply hedge complex accounting provisions. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings. SFAS 159 will be effective for the Company beginning on January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS 157. SFAS 157 will be effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 also expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. We do not believe the adoption of SFAS 157 will have a material impact on the Company's consolidated financial statements.

        In June 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 and determined that the adoption of FIN 48 does not have a significant impact on the Company's consolidated financial statements at the present time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments. We trade in equity and convertible debt securities as a participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

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

Credit Risk

        We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. A substantial portion of our transactions are executed with and on behalf of institutional investor clients including other brokers or dealers, commercial banks and other financial institutions. Our exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client's ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our clearing agreement, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty's failure to satisfy its contractual obligations with respect to a transaction executed by the affiliate as a clearing agent. We seek to mitigate the risks associated with sales and trading services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

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

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(b). Based upon that evaluation, as of September 30, 2007, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following legal matters reflect developments with respect to the Company's legal proceedings that occurred in the third quarter of 2007. These items should be read together with the Company's discussion in Note 9 "Commitments, Contingencies and Guarantees—Legal Proceedings", in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al., filed in the United States District Court for the District of New Jersey ("DNJ"), on December 7, 2000, short-sellers of Lernout & Hauspie Speech Products ("L&H") stock allege that the Company violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H's stock price through the Company's role as underwriter and adviser for L&H on several acquisitions and through the Company's published research on L&H. On April 3, 2001, the Company filed a motion to dismiss which was denied by the DNJ and the Company subsequently filed an answer denying liability. On November 10, 2006, the Company filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against the Company in which they sought, alternatively, the striking of the Company's answer or an adverse jury instruction. On July 12, 2007, the DNJ denied plaintiffs' motion for spoliation sanctions. On September 24, 2007, the DNJ denied the Company's summary judgment motion but granted an interlocutory appeal on certain issues. The parties have both filed petitions with the United States Court of Appeals for the Third Circuit seeking permission to appeal different aspects of the DNJ's prior rulings. While these petitions are pending, discovery in the case is continuing. No definitive trial date has been set. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        The Company is one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York ("SDNY") relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain IPOs, including the Company, made material misrepresentations and omissions to purchasers of the stock sold in the IPOs, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The SDNY granted plaintiffs' motion to certify six "focus" cases as class actions. The Company is a named defendant in one of these "focus" cases. The Company appealed the class certification decision to the Second Circuit Court of Appeals (the "Second Circuit") and on December 4, 2006, the Second Circuit reversed the SDNY's decision and remanded the matter for reconsideration in light of the Second Circuit's opinion. Plaintiffs then petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the SDNY stayed discovery in the consolidated action pending the Second Circuit's decision. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing en banc. Plaintiffs have revised their class definitions in an attempt to comply with the Second Circuit's December 4, 2006 decision. Class certification discovery is ongoing. To date, no new classes have been certified. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        We and numerous other underwriters are defendants in two separate, but related, antitrust actions alleging that the underwriter defendants conspired to fix IPO underwriting fees at 7%. On February 11,

1999, the SDNY consolidated three actions brought by purchasers of securities in IPOs under the caption In re Public Offering Fee Antitrust Litigation, 98 Civ. 7890 (LMM). In that action, plaintiffs' damages claims were dismissed by the SDNY, but their claims for injunctive relief remain pending. In a related case, on April 10, 2001, the Court consolidated several actions filed by certain issuers of IPOs under the caption In re Issuer Plaintiff Initial Public Offering Antitrust Litigation, No. 00 Civ. 7804 (LMM). In this action, the damages are unspecified and the SDNY had denied the defendants' motion to dismiss. On April 18, 2006, the SDNY denied the issuer plaintiffs' motion for class certification and ordered further briefing on the investor plaintiffs' motion for class certification. The plaintiffs have also filed a joint motion for summary judgment on liability and the issuers have filed a motion for leave to amend their Consolidated Class Action Complaint. All proceedings in both actions were stayed pending resolution of the issuers' motion for class certification, which was on appeal. On September 11, 2007, the Second Circuit reversed the SDNY's decision and remanded for further proceedings to determine whether or not certification of an issuer class is appropriate, including whether factual questions relevant to antitrust injury are common to the class or are individual to each class member, whether common questions predominate, and whether certification of part of the case may be appropriate as to particular issues. All other proceedings remain stayed pending further briefing and the SDNY's determination of the class certification issues. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        The Company is a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family who controlled Adelphia took advantage of Adelphia's assets, including through the use of certain loans, or "co-borrowing facilities", that allowed the family to take more than $3 billion for their private use. The Company has been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which the Company participated as a member of the underwriting syndicate. All four actions are pending before the SDNY. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

        These actions are generally referred to as the "Adelphia Securities Class Action", "W.R. Huff Asset Management", "Appaloosa", and "Stocke." The SDNY granted the Company's motion to dismiss all federal securities claims brought against the Company in the Adelphia Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the SDNY preliminarily approved the settlement. A fairness hearing before Judge McKenna was held on November 10, 2006, and he entered an order approving the settlement on November 20, 2006. The Company's share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the indemnification agreement between Société Générale and the Company). In November 2006, this amount was placed in an attorneys' escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the Second Circuit. If Judge McKenna's approval of the settlement is upheld on appeal or otherwise becomes final, claims made by all class members who did not opt out (including plaintiffs in Stocke) will be dismissed and released. The SDNY also has granted in part and denied in part certain motions to dismiss filed by various defendants, including the Company, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in the Company's motions in Huff and Stocke. In addition, in August 2005, the SDNY denied the Company's motion to dismiss based on Huff's lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit of that ruling. The Second Circuit granted the Company's petition to appeal under 28 U.S.C. § 1292, and that appeal is pending. In addition to the cases in which the Company has been named as a defendant, the Company may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which the

Company participated. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        The Company is also one of many defendants in two related adversary proceedings originally filed in the Adelphia Bankruptcy Proceeding, in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These adversary proceedings were filed by the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders (the "Committees"). Both of these cases raised a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia Securities Class Action and other cases described above. With respect to the Company and other investment banks, the complaints taken together set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. On August 30, 2005, the Bankruptcy Court ruled that the two Committees had standing to prosecute the adversary proceedings, but did not rule on the various motions to dismiss, including motions filed by the Company. On February 9, 2006, the SDNY withdrew the reference from the Bankruptcy Court so that after the Bankruptcy Court ruled on the pending motions, the cases will proceed before the SDNY. On June 11, 2007, the Bankruptcy Court issued a Decision and Order (the "June 11, 2007 Decision") with respect to the motions to dismiss the adversary proceeding filed by the Official Committee of Unsecured Creditors (the "Creditors' Committee"). In the June 11, 2007 Decision, the Bankruptcy Court dismissed certain claims, including, without limitation, the breach of fiduciary duty count (but only against those investment banks whose agreements disclaimed the existence of a fiduciary relationship), but did not dismiss the Bank Holding Company Act claim, the equitable disallowance or equitable subordination claim or the aiding and abetting breach of fiduciary duty claim. The Bankruptcy Court also dismissed the gross negligence count against those investment banks whose underwriting agreements "disclaimed the existence of a fiduciary relationship." In addition, the Bankruptcy Court dismissed the aiding and abetting fraud count but granted the Creditors' Committee leave to replead this count. As part of the plan confirmation process, these claims were assigned to a litigation trust (the "Litigation Trust"). In October 2007, the Litigation Trust filed an amended complaint in which it repled the aiding and abetting fraud count, among others. On or about July 11, 2007, the parties that had moved to dismiss the adversary proceedings, filed motions with the SDNY for leave to take an appeal of the Bankruptcy Court's June 11, 2007 Decision. Subsequent to the June 11, 2007 Decision, the Bankruptcy Court on or about August 17, 2007, issued a decision (the "August 17, 2007 Decision") with respect to the adversary proceeding filed by the Official Committee of Equity Security Holders. In the August 17, 2007 Decision, the Bankruptcy Court dismissed all of the claims asserted by the Equity Committee, but permitted two claims to be repled, a claim for fraudulent concealment against the Company and other investment banks and a claim for fraud against the Company, the other investment banks and the agent banks. These claims were also assigned to the Litigation Trust and were repled in the amended complaint filed in October 2007.

        On September 5, 2007, the SDNY granted leave to appeal certain portions of the June 11, 2007 Decision, in particular, the portion of the decision that denied the moving parties' requests to dismiss claims against the Company and other investment banks. Currently, the appeal is pending. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        The Company is one of three underwriter defendants in a lawsuit filed in the District Court of Travis County, Texas, on May 24, 2006 by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices. The lawsuit alleges that the Company, who was the lead underwriter of Crossroads' 1999 IPO, and the other defendants, who were the co-managing underwriters, purposely underpriced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients who shared their profits with the underwriters either directly or indirectly through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, statutory fraud, negligent misrepresentation and unjust enrichment. The damages are unspecified. In July 2006, the Company filed an answer denying the allegations of the complaint. On October 4, 2007, the Company filed and argued a motion for summary judgment, which was denied after the close of argument. The case continues to be in the discovery phase. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

        The Company is named as an underwriter defendant in several putative securities class actions brought in the SDNY. In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 IPO of WorldSpace, Inc., a satellite-radio provider. The complaints allege that the WorldSpace prospectus improperly included subscribers who had stopped paying for the service and failed to disclose that WorldSpace lacked the internal systems necessary to accurately determine the number of subscribers to its service. On June 21, 2007, the SDNY issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint was filed on August 9, 2007 and the Company filed a motion to dismiss on October 9, 2007.

        The Company is named as one of several underwriter defendants in two cases filed in the SDNY. Plaintiffs in both cases seek to recover for losses allegedly caused by misrepresentations and omissions in the May 17, 2007 IPO of China Sunergy Co. Ltd. Principally, the complaints allege that the prospectus failed to disclose that China Sunergy was having difficulty obtaining sufficient raw materials to achieve its revenue objectives, and also failed to disclose that China Sunergy would likely face a loss in the second quarter of 2007.

        Several complaints have been filed in the Northern District of California naming the Company as one of several underwriter defendants in connection with the March 15, 2007 IPO of BigBand Networks, Inc. The plaintiffs generally allege that the Registration Statement and Prospectus failed to disclose, among other things, that BigBand's financial results were underperforming expectations and the company lacked appropriate internal controls.

        The SEC conducted an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SG Cowen Securities Corp. (which division is now part of SGAS), a predecessor of SG Cowen & Co. LLC, who was terminated by the Company in 2001 for violating firm policy and misleading the firm's management about certain of his trading activity. The trading activity at issue involved private placements in public equity known as "PIPE's". The Company received a Wells Notice in July 2004, and submitted a response in August 2004. The Company is cooperating fully with this investigation. In July 2007, SGAS informed the Company that it will agree to be the named corporate respondent under the terms of a proposed settlement that SGAS is currently discussing with the staff of the SEC. To the extent that the Company pays any fine or monetary sanction, the Company will be indemnified by Société Générale.

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

Dated: November 13, 2007

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
TABLE OF CONTENTS
Special Note Regarding Forward-Looking Statements
PART I. FINANCIAL INFORMATION
Cowen Group, Inc. Condensed Consolidated Statements of Financial Condition (in thousands, except share and per share data) (unaudited)
Cowen Group, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
Cowen Group, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Cowen Group, Inc. Notes to Condensed Consolidated Financial Statements
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
Exhibit Index