Form 10-K
period 2007-12-31
Cowen Group, Inc.
filed 2008-03-13
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007	Commission file number: 000-52048

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1702964 (I.R.S. Employer Identification No.)

1221 Avenue of the Americas
New York, New York 10020
(646) 562-1000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter was: $284,498,075.

         As of March 10, 2008 there were 14,593,478 shares of the registrant's common stock outstanding.

         Documents incorporated by reference:

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders.

CONSOLIDATED FINANCIAL STATEMENTS	F-1
Management's Assessment of Internal Control over Financial Reporting	F-2
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Financial Condition	F-3
Consolidated Statements of Operations	F-6
Consolidated Statements of Changes in Stockholders' / Group Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9
Supplemental Financial Information
SIGNATURES
EXHIBIT INDEX

i

Special Note Regarding Forward-Looking Statements

        We have made statements in this Annual Report on Form 10-K (the "Annual Report") in, among other sections, Item 1—"Business," Item 1A—"Risk Factors," Item 3—"Legal Proceedings," and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under Item 1A—"Risk Factors" in this Annual Report on Form 10-K.

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

ii

PART I

        When we use the terms "we," "us," "our" and the "Company" we mean Cowen Group, Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.    Business

Overview

        We are an investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors. As of December 31, 2007, our research and brokerage services were provided to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

        During 2007 we established Cowen Asset Management, LLC ("CAM US") and Cowen Asset Management Limited ("CAM UK") and hired portfolio management and client service teams in Boston and London. CAM US implements a growth-oriented investment style centered on small and mid-sized companies based primarily in North America. CAM UK provides traditional asset management products such as segregated funds to investors and provides listed fund products on the Irish Stock Exchange through Cowen Funds p.l.c., an entity in which we have a controlling financial interest.

        In 2007, the Company established Cowen Healthcare Royalty Partners ("CHRP"), which manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies. CHRP seeks to invest in companies and acquires royalty interests in end-user sales of commercial-stage, or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices.

        The Company, through predecessor entities, was founded in 1918. In 1998, our firm was acquired by Société Générale ("SG"), one of the largest financial services firms in Europe. On July 12, 2006, following the transfer by SG's primary U.S. broker-dealer subsidiary, SG Americas Securities Holdings ("SGASH"), of all of its interest in Cowen and Company, LLC, our principal U.S. broker-dealer, and Cowen International Limited "(CIL"), a United Kingdom entity, to the Company in exchange for 12,899,900 shares of our stock, we completed an initial public offering ("IPO"). All of the shares sold in our IPO were previously held by SG Americas Securities Holdings. Cowen Group, Inc. was incorporated in Delaware in February 2006 in anticipation of the IPO.

        Our principal executive offices are located at 1221 Avenue of the Americas, New York, New York 10020. Our telephone number is (646) 562-1000. We also have offices in Boston, Chicago, Cleveland, Dallas, San Francisco, London and Geneva. We maintain a website at www.cowen.com. The information contained on and connected to our website is not incorporated by reference into this report. We make available free of charge on or through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, and all other reports we file with the Securities Exchange Commission (the "SEC"), as soon as reasonably practicable after we electronically file these reports with the SEC. The Cowen and Company, LLC logo and the other trademarks, tradenames and service marks of Cowen and Company, LLC mentioned in this report, including Cowen and Company, LLC, are the property of Cowen Group, Inc.

Principal Business Lines

Research

        As of December 31, 2007, we have a research team of 31 professionals providing research coverage on 414 companies. Within our coverage universe, approximately 36% are healthcare companies, 35% are technology companies, 14% are consumer companies, 7% are telecommunications companies, 6% are aerospace & defense companies and 2% are alternative energy companies. Our research analysts are located in New York City, Boston and San Francisco.

        We highlight our investment research and provide significant investor access to corporate management teams through a number of annual conferences focused on our sectors and sub-sectors. We believe our conferences are differentiated by the quality of our research presented, the quality of our survey results presented and the quality of our expert panelist participants. Expert panelists who appear at our conferences are drawn from our extensive network of industry thought leaders that has been developed over the past 30 years. Our investor clients recognize that our networks, particularly in healthcare, are comprised of many of the leading professionals in their respective fields.

        Our research franchise has been consistently characterized by teamwork and a desire to develop talent from within the organization. When we hire analysts from outside the organization, we prefer to hire technical professionals from the industry they will cover and to train them internally in our research approach. This approach ensures we attain the differentiated research products our clients expect while we maintain the key aspects of our culture.

Brokerage

        Our team of brokerage professionals is focused on institutional investor clients in the U.S. and internationally. We primarily trade common stocks and listed options on behalf of our clients. In 2007, we had relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our target sectors, which allows us to develop a level of knowledge and focus that differentiates our brokerage capabilities from those of many of our competitors. We believe our brokerage clients are becoming specialized in their evaluation of investment opportunities. As a result, the value they place on our focused, insightful, proprietary research and dedicated brokerage professionals is growing. Additionally, we tailor our account coverage to the unique needs of our clients. For example, as hedge funds have contributed an increasing percentage of our revenues in recent years, we have established a dedicated team of professionals to provide customized, value-added service to emerging firms in this important client segment. We have also established a dedicated team of professionals to focus on developing relationships with underserved middle market investor clients.

        Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility with the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We arranged 356 days of non-deal road show meetings for 165 companies in 2007. We believe our deep relationships with company management teams and our sector-focused approach provides us with strong access to management.

        By specializing in the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors, our traders are able to provide superior execution because of their extensive knowledge of the interests of our institutional investor clients in specific companies in our target sectors. We also have a group of brokerage professionals focused on providing listed option strategies and execution for our institutional investor clients.

        Our brokerage professionals are primarily located in New York City, Boston, San Francisco and London. We also have brokerage offices in Atlanta, Chicago, Cleveland, Dallas and Geneva.

Investment Banking

        Our investment banking professionals are focused on providing strategic advisory and capital raising services to public and private companies in the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors. By focusing on our target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. A significant majority of our investment banking revenue is earned from high-growth public companies with a market capitalization below $2 billion. We believe the high level of expertise and client trust we have developed allow us to generate significant repeat business. In 2007, over 38% of our investment banking business was executed for clients that had utilized our services in the past. In addition, we believe the high level of lead-managed business reflects our expertise and the strength of our client relationships. We were lead manager on approximately 30% of our underwritten capital raising transactions executed in 2007.

Alternative Asset Management

        In 2007, the Company established Cowen Healthcare Royalty Partners ("CHRP"), which manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies. CHRP seeks to invest in companies and acquires royalty interests in end-user sales of commercial-stage, or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices.

        In addition, the Company, through our indirect wholly-owned subsidiary, Cowen Capital Partners, manages a portfolio of merchant banking investments on behalf of SG and other third-party investors, as well as managing a portfolio of venture capital investments.

Asset Management

        During 2007 we established CAM US and CAM UK and hired portfolio management and client service teams in London and Boston. CAM US focuses on a growth-oriented investment style centered on small and mid-sized companies based primarily in North America. CAM UK provides traditional asset management products such as segregated funds and has recently listed six fund products on the Irish Stock Exchange that present a range of portfolios focused on different geographical regions around the world.

Financial Information About Geographic Areas

        We are principally engaged in providing investment banking and brokerage services to corporations and institutional investor clients in the United States. We also provide investment banking and brokerage services to companies and institutional investor clients in international jurisdictions, primarily in England and Europe. We conduct our international business primarily through CIL and CAM UK. See Note 19 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information.

Competition

        As an investment bank, all aspects of our business are intensely competitive. Our competitors are other investment banks, brokerage firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis.

Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the quality and price of our products and services, market focus and the ability of our professionals. Competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and attract new professionals. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, including among many of our former competitors. In particular, a number of large commercial banks have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking and insurance. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Seasonality

        Our brokerage and investment banking businesses typically experience slowdowns during certain periods of the year. However, seasonality has not been a significant factor affecting our results.

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

        In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Cowen and Company, LLC ("Cowen"), our wholly-owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, such as the Financial Industry Regulatory Authority ("FINRA") and the New York Stock Exchange, Inc. ("NYSE") adopt and enforce rules governing the conduct, and examine the activities, of its member firms, including Cowen. FINRA was formed in 2007 when the National Association of Securities Dealers ("NASD") and the NYSE merged their regulatory operations, although the NYSE continues to have oversight over NYSE-related market activities. Accordingly, Cowen is subject to regulation and oversight by the SEC, FINRA and the NYSE. FINRA and the NYSE are themselves subject to oversight by the SEC. State securities regulators also have regulatory or oversight authority over Cowen. Cowen is also a member of, and subject to regulation by, the Chicago Board Options Exchange, the Philadelphia Stock Exchange, the American Stock Exchange, the International Stock Exchange, the Nasdaq Stock Exchange, the Chicago Board of Trade and the New York Mercantile Exchange. CIL, our U.K. broker-dealer subsidiary, is subject to regulation by the Financial Services Authority ("FSA") in the U.K. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Cowen is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiary may be limited.

        The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The Bank Secrecy Act, as amended by Title III of the USA PATRIOT Act of 2001 and its implementing regulations, requires broker-dealers and other financial services companies to maintain an anti-money laundering compliance program that includes written policies and procedures, designated compliance officer(s), appropriate training, independent review of the program, standards for verifying client identity at account opening, and obligations to report suspicious activities and certain other financial transactions. Through these and other provisions, the Bank Secrecy Act seeks to promote the identification of parties that may be involved in financing terrorism or money laundering. We must also comply with sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Asset Control, which may include prohibitions on transactions with designated individuals and entities and with individuals and entities from certain countries.

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

        Certain of our businesses are subject to compliance with laws and regulations of United States federal and state governments, non-United States governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability. The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, we have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities.

Employees

        As of February 29, 2008, we had 527 employees.

Item 1A.    Risk Factors

Risks Related to Our Business

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially adversely affect our business.

        We focus principally on the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors has been subject to substantial volatility, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.

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

        We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring merger and acquisition exit opportunities. Our investment banking revenues would be adversely affected in the event that an IPO for which we are acting as an underwriter is preempted by the company's sale if we are not also engaged as a strategic advisor in such sale. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our senior professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

        Our people are our most valuable resource. Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the reputation,

judgment, business generation capabilities and project execution skills of our senior professionals. Our employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. From time to time, we have experienced departures of investment banking, brokerage, research and other professionals. Losses of key personnel have occurred and may occur in the future. In addition, if any of our bankers or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

Pricing and other competitive pressures may impair the revenues of our brokerage business.

        We derive a significant portion of our revenues from our brokerage business, which accounted for approximately 61% of our revenues in 2007. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading has also reduced revenues and lowered margins within the equity brokerage divisions of many firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively in these areas, the revenues of our brokerage business may decline, and our business and results of operations may be adversely affected.

We face strong competition from larger firms.

        The research, brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, including trading commissions and spreads in our brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple bookrunners, co-managers and financial advisors, could adversely affect our revenues.

        We are a relatively small investment bank. Many of our competitors in the research, brokerage and investment banking industries have a broader range of products and services, greater financial resources, larger customer bases, greater name recognition and marketing resources, a larger number of senior professionals to serve their clients' needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

        The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the research, brokerage and investment banking industries. In addition, a number of large commercial banks and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do which may enhance their competitive position. They also have the ability to support their investment banking groups with commercial banking and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide debt financing has become an important advantage for some of our larger competitors. We do not provide debt financing and are just beginning to develop debt arrangement capabilities, and therefore we may be unable to compete as effectively for clients in a significant part of the investment banking market. If we are unable to compete effectively with our competitors, our business and results of operations will be adversely affected.

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

        There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We anticipate participating in this trend and, as a result, we will be subject to increased risk as we commit capital to facilitate business. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

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

        Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients' and counterparties' willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

        We are a holding company and depend on dividends from Cowen, our broker-dealer subsidiary, to fund our obligations, including our share repurchase program. Cowen is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, our registered broker-dealer subsidiary, and CAM UK are subject to the capital requirements of the U.K. FSA. Any failure to comply with these capital requirements could impair our ability to conduct our business.

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

        We have outsourced certain aspects of our technology infrastructure including data centers and wide area networks, as well as some trading applications. We are dependent on our technology providers to manage and monitor those functions. A disruption of any of the outsourced services would be out of our control and could negatively impact our business. We have experienced disruptions on occasion, none of which has been material to our operations and results. However, there can be no guarantee that future material disruptions with these providers will not occur.

        We also face the risk of operational failure of or termination of relations with any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

        In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may affect, among other things, our financial, accounting or other data processing systems. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations in New York, Boston, San Francisco and London work in close proximity to each other. Although we have a formal disaster recovery plan in place, if a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to implement successfully contingency plans that depend on communication or travel.

        Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures, or our entry into new business areas, may result in additional risks and uncertainties in our business.

        We have grown and intend to continue to grow our core businesses both through internal expansion and through strategic investments, acquisitions or joint ventures. When we make strategic investments or acquisitions or enter into joint ventures, we expect to face numerous risks and uncertainties in combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In addition, future acquisitions or joint ventures may involve the issuance of additional shares of our common stock, which may dilute our stockholders' ownership of our firm. Furthermore, any future acquisitions of businesses or facilities could entail a number of risks, including:

  •
  problems with the effective integration of operations;

  •
  inability to maintain key pre-acquisition business relationships;

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

        During 2007 we established Cowen Asset Management and expanded our Alternative Asset Management platform with the formation of CHRP. Our expansion into these areas will require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Risks Related to Our Industry

Difficult market conditions could adversely affect our business in many ways.

        Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we have historically generated a significant portion of our revenues. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

Increases in regulation of the capital markets may have an adverse impact on our business.

        Highly publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, FINRA and the NYSE to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo IPOs, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act and the corporate governance rules imposed by self-regulatory organizations may divert companies' attention away from capital markets transactions. In particular, companies that are or are planning to become publicly traded are incurring significant expenses and are allocating significant resources in order to comply with the SEC standards relating to internal controls over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to potential future accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

        Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that historically had been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subjected to limitations or conditions on our business activities. In addition, we could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously affect our business prospects.

        In addition, financial services firms are subject to numerous conflicts of interest or perceived conflicts, which have drawn scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. While we have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

        As an investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Although our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

        In connection with our IPO, we entered into an Indemnification Agreement with SG, wherein, among other things, SG agreed to indemnify us for all liability arising out of all known, pending or threatened litigation (including the cost of such litigation) and arbitrations and certain known regulatory matters, in each case, that existed prior to the date of our IPO. SG, however, will not indemnify us, and we will instead indemnify SG, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of our IPO and certain known regulatory matters. See Item 3—"Legal Proceedings" for a discussion of the matters covered by these indemnification provisions.

Employee misconduct could harm us and is difficult to detect and deter.

        It is not always possible to deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees. The potential harm to our reputation and to our business caused by such matters is impossible to quantify.

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

        Our directors, executive officers and other employees beneficially own approximately 25% (29% on a fully diluted basis) of our common stock as of March 5, 2008. These percentages include the effect of the items discussed in Note 21—"Subsequent Events" to the Consolidated Financial Statements in

Part IV, Item 15 of this Annual Report on Form 10-K. In addition, we will continue to use equity as a component of our compensation program, which will result in our employees owning a greater percentage of our outstanding common stock. Consequently, our directors, executive officers and other employees, to the extent their interests are aligned, collectively may be able to significantly influence matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. In addition, these stockholders could exercise their influence in a manner that is not in the best interest of our other stockholders.

Future sales of our common stock could cause our stock price to decline.

        Sales of substantial amounts of common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. In 2007 we filed a registration statement on behalf of SG, whereby SG may sell all or a portion of the 1,382,608 shares that they hold at any time. A significant sale by SG may adversely affect the price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our main offices, all of which are leased, are located in New York City, Boston, San Francisco and London. Our headquarters are located at 1221 Avenue of the Americas, New York, New York, and comprise approximately 109,619 square feet of leased space, pursuant to a sublease agreement expiring in 2013. We also lease approximately 38,217 square feet of space at Two International Place in Boston pursuant to a lease agreement expiring in 2014. In San Francisco, we lease approximately 29,072 square feet of space at 555 California Street, pursuant to a lease agreement expiring in 2015. Our London office is located at Broadgate West Phase II, 1 Snowden Street, and is subject to a lease agreement expiring in 2017. We believe that all of our properties and facilities are well maintained. We do not anticipate a need for additional office space in the near term.

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

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," we review the need for any loss contingency reserves, and we have established reserves for certain of these matters that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. In addition, in connection with our IPO, we entered into an Indemnification Agreement with SG (the "Indemnification Agreement"), wherein SG agreed to indemnify us for all liability arising out of all known, pending or threatened litigation and arbitrations and certain specified regulatory matters that existed at the time of our IPO. The Indemnification Agreement provides that SG will indemnify us for all known or unknown liabilities, including litigation and related matters, arising from any business conducted by SG or previously conducted by us to the extent that such business is not part of the businesses currently conducted by us. The liabilities for which SG will indemnify us include the costs of legal fees and related expenses incurred in connection with the indemnified matters as well as any settlements or awards. Under the Indemnification Agreement, we have agreed to indemnify SG for all claims made after our IPO to the extent they relate to the businesses currently conducted by us and were not known or threatened at the time of our IPO. All of our material pending legal proceedings are described below. Certain of these material proceedings, along with certain other immaterial known, pending or threatened litigations and arbitrations, are subject to indemnification by SG under the Indemnification Agreement.

Gruttadauria Matters

        In January 2002, we learned that Frank Gruttadauria ("Gruttadauria"), a former employee of SG Cowen Securities Corporation's ("SGCSC's") retail brokerage business that was sold in October 2000, had defrauded numerous customers and misappropriated their assets at various firms that had employed him, including us. Following the discovery of Gruttadauria's fraud, numerous former customers commenced or threatened to commence lawsuits and arbitrations against us arising out of Gruttadauria's actions. In addition, government and regulatory authorities initiated investigations of the matter. We cooperated fully with all of the governmental and regulatory investigations and all known regulatory matters arising out of Gruttadauria's conduct were resolved in 2003. To date, we have either settled or arbitrated all known customer claims or actions, except one. To the extent that we incur additional legal fees or pay any fine or monetary sanction in connection with Gruttadauria's actions, we will be indemnified by SG.

Lernout & Hauspie Litigation

        We are one of several defendants named in lawsuits involving Lernout & Hauspie Speech Products, N.V. ("L&H"):

  •
  In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al.,  Civil Action No. 00-CV-5965 (D.N.J.) filed in the United States District Court for the District of New Jersey, on December 8, 2000, short-sellers of L&H stock allege that we violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H's stock price through our role as underwriter and adviser for L&H on several acquisitions and through our published research on L&H. On April 3, 2001, we filed a motion to dismiss which was denied by the Court and we subsequently filed an answer denying liability. On November 10, 2006, we filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against us in which they sought, alternatively, the striking of our answer or an adverse jury instruction. On July 12, 2007, the Court denied plaintiffs' motion for spoliation sanctions. On September 24, 2007, the Court denied our summary judgment motion but granted an interlocutory appeal on certain issues. The parties filed petitions with the United States Court of Appeals for the Third Circuit seeking permission to appeal different aspects of the Court's prior rulings, both of which have now been denied. Discovery in the case is continuing and no definitive trial date has been set. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

In re: Initial Public Offering Securities Litigation

        We are one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York ("SDNY") relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain IPOs, including us, made material misrepresentations and omissions to purchasers of the stock sold in the IPOs, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs' motion to certify six "focus" cases as class actions. We are a named defendant in four of these "focus" cases. We appealed the class certification decision to the Second Circuit Court of Appeals (the "Second Circuit") and on December 4, 2006, the Second Circuit reversed the SDNY's decision and remanded the matter for reconsideration in light of the Second Circuit's opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the SDNY stayed discovery in the consolidated banc. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing en banc. Plaintiffs have amended their complaints and revised their class definitions in an attempt to comply with the Second Circuit's December 4, 2006 decision. Defendants in the six focus cases, including us, have moved to dismiss the amended complaints in each case. Briefing on that motion was completed on January 28, 2008. Defendants in the six focus cases, including us, also have opposed plaintiffs' motion for class certification in each of the six focus cases. Briefing on that motion is scheduled to be completed on April 22, 2008. To date, no new classes have been certified. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

IPO Antitrust Actions

        We and other underwriters are defendants in two separate, but related, antitrust actions alleging that the underwriter defendants conspired to fix IPO underwriting fees at 7%. On February 11, 1999, the SDNY consolidated three actions brought by purchasers of securities in IPOs under the caption In re Public Offering Fee Antitrust Litigation, 98 Civ. 7890 (LMM). In that action, plaintiffs' damages claims were dismissed by the SDNY, but their claims for injunctive relief remain pending. In a related case, on April 10, 2001, the SDNY consolidated several actions filed by certain issuers of IPOs under the caption In re Issuer Plaintiff Initial Public Offering Antitrust Litigation, No. 00 Civ. 7804 (LMM). In this action, the damages are unspecified and the SDNY denied the defendants' motion to dismiss. On April 18, 2006, the SDNY denied the issuer plaintiffs' motion for class certification and ordered further briefing on the investor plaintiffs' motion for class certification. The plaintiffs have also filed a joint motion for summary judgment on liability and the issuers have filed a motion for leave to amend their Consolidated Class Action Complaint. The SDNY proceedings in both actions were stayed pending resolution of the issuers' motion for class certification, which was on appeal. On September 11, 2007, the Second Circuit reversed the SDNY's decision and remanded for further proceedings to determine whether or not certification of an issuer class is appropriate, including whether factual questions relevant to antitrust injury are common to the class or are individual to each class member, whether common questions predominate, and whether certification of part of the case may be appropriate as to particular issues. All other SDNY proceedings remain stayed pending further briefing and the SDNY's determination of the class certification issues. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

Adelphia Communications Corp. Litigation

        We are a named defendant in several litigations relating to Adelphia Communications, a cable company that filed for bankruptcy in June 2002. The complaints generally allege that the Rigas family, who controlled Adelphia, took advantage of Adelphia's assets, including through the use of certain loans, or "co-borrowing facilities," that allowed the family to take more than $3 billion for their private use. We have been named as a defendant in four actions arising out of certain offerings of Adelphia securities in which we participated as a member of the underwriting syndicate. All four actions are pending before the SDNY. The complaints in each of these actions raise a variety of claims arising out of the sale of Adelphia securities, including claims under the federal securities laws.

        These actions are generally referred to as the "Adelphia Securities Class Action", "W.R. Huff Asset Management", "Appaloosa", and "Stocke." The SDNY granted our motion to dismiss all federal securities claims brought against us in the Adelphia Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the SDNY preliminarily approved the settlement. A fairness hearing was held on November 10, 2006, and the settlement was approved on November 20, 2006. Our share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the Indemnification Agreement). In November 2006, this amount was placed in an attorneys' escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the Second Circuit. Oral argument was held on the appeal on November 30, 2007. If approval of the settlement is upheld on appeal or otherwise becomes final, claims made by all class members who did not opt out (including plaintiffs in Stocke) will be dismissed and released. The SDNY also has granted in part, and denied in part, certain motions to dismiss filed by various defendants, including us, in Huff, Appaloosa and Stocke, but has not ruled on other potential bases for dismissal set forth in our motions in Huff and Stocke. In addition, in August 2005, the SDNY denied our motion to dismiss based on Huff's lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit of that ruling. The Second Circuit granted our petition to appeal under 28 U.S.C. § 1292. Oral argument was held on the appeal on November 7, 2007, and that appeal is pending. In addition to the cases in which we have been named as a defendant, we may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which we participated. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

        We are also one of many defendants in two related adversary proceedings pending before the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These adversary proceedings were filed originally by the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (the "Committees"). Both of these cases raised a variety of common law and federal claims, which are generally similar to the claims asserted in the Adelphia cases described above. With respect to us and other investment banks, the complaints taken together originally set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. We filed motions to dismiss the claims asserted by the Committees, which were ultimately denied in part, and granted in part, by the Bankruptcy Court in two decisions issued on June 11, 2007 and August 17, 2007, respectively. We appealed those portions of the Bankruptcy Court's June 11, 2007 decision that denied our motion to dismiss the claims asserted against us by the Creditors' Committee. On January 17, 2008, the SDNY denied our appeal and affirmed, in part, the June 11, 2007 decision, but dismissed the Bank Holding Company Act claim against us and the other investment banks.

        As part of the bankruptcy plan confirmation process, claims by both Committees were assigned to a litigation trust, which in October 2007, filed an amended complaint against us in which it repleaded the following claims: aiding and abetting fraud; fraudulent concealment; fraud; equitable disallowance; equitable subordination; and violation of the Bank Holding Company Act (which was dismissed on appeal to the SDNY). On January 4, 2008, we filed an Answer to the Amended Complaint and a joinder to a Motion filed by certain Investment Banks seeking a dismissal of several counts in the Amended Complaint. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

In re: HealthSouth Corporation Bondholder Litigation

        We have been named as a defendant in a purported class action filed in the United States District Court for the Northern District of Alabama on January 8, 2004 as a result of our predecessor's involvement as one of the initial purchasers in a March 1998 private placement of debt securities issued by HealthSouth Corporation, which were subsequently exchanged for materially identical registered securities. The complaint alleges that the offering materials for the private placement and the registration statement in the associated offering violated federal securities laws by failing to disclose HealthSouth's subsequently revealed accounting irregularities. On June 8, 2006, the District Court, among other things, dismissed the claims arising out of the March 1998 private placement (the only claims against us). On August 21, 2006, following plaintiffs' subsequent submission of amendments to the complaint, the District Court so-ordered a stipulation and order dismissing all amended counts against us. The dismissal is not yet a "final" judgment from which an appeal may be taken by plaintiffs. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

Crossroads Systems, Inc. Litigation

        We are one of three underwriter defendants in a lawsuit filed in the District Court of Travis County, Texas, on May 24, 2006 by Crossroads Systems, Inc., a company that designs, develops, and manufactures computer storage devices. The lawsuit alleges that the underwriters of Crossroads' 1999 IPO, lead-managed by us, purposely underpriced the IPO for their own improper purposes. Specifically, Crossroads alleges that the underwriter defendants allocated stock to favored clients who shared their profits with the underwriters either directly or indirectly through excessive trading commissions in connection with the IPO stock and/or unrelated securities trading. Crossroads sets forth causes of action for breach of fiduciary duty, fraud, and unjust enrichment. The damages are unspecified. In July 2006, we filed an answer denying the allegations of the complaint. On October 4, 2007, we filed and argued a motion for summary judgment, which was denied after the close of argument. On October 17, 2007, two former Crossroads executives who personally sold shares to the underwriting syndicate in connection with the IPO, petitioned to intervene, making allegations substantially similar to those of Crossroads and asserting claims for breach of fiduciary duty, fraud, statutory fraud and unjust enrichment. Their damages also are unspecified. Discovery in the case continues and a trial date has been set for June 2008. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

Madden Litigation

        On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against us in San Francisco Superior Court. Plaintiffs allege that we negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. ("FPA"). According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, we removed the case to the United States District

Court for the Northern District of California. On August 17, 2006 we filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the Court granted our motion to dismiss, with leave to replead, and denied plaintiffs' move to remand. By stipulation and order dated April 20, 2007, the Court directed entry of a final judgment dismissing the complaint with prejudice. On May 17, 2007, plaintiffs filed with the United States Court of Appeals for the Ninth Circuit, a Notice of Appeal of the District Court's dismissal. The appeal has been fully briefed by us and plaintiffs. The Ninth Circuit has not yet scheduled oral argument. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

Stanton Litigation

        On June 6, 2005, SGC Partners I LLC, SGC Partners II LLC, SG Merchant Banking Fund, SG Capital Partners LLC and former employees of SGCSC were served with a First Amended Complaint in a case entitled Janice E. Stanton v. SGC Partners I, LLC, Case No. 02-40208, Adv. No. 05-40145 ("Stanton I"). The action was brought in connection with the bankruptcy proceeding filed by House of Lloyd ("HOL") pending in that court. The Trustee seeks damages based on claims of breach of fiduciary duty, corporate waste, fraudulent transfers, insider preferences and illegal distributions. On December 29, 2006, the Trustee filed a separate complaint against us, Cowen Capital Partners, LLC, and SG Americas Securities, LLC ("SGAS") in a case entitled Janice E. Stanton v. Cowen and Company,  LLC et al., Case No. 02-40208, Adv. No. 06-04283 based on virtually identical facts alleged in Stanton I arising out of the HOL bankruptcy. The complaint further alleges that we owned and controlled the Defendants in Stanton I and/or that we are the successor of the defendants in Stanton I. The two cases have been consolidated. Both we and the Trustee have filed separate motions for summary judgment and a trial date has been scheduled for April 22, 2008. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

WorldSpace Litigation

        We are named as an underwriter defendant in several putative securities class actions brought in the SDNY in 2007. In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 IPO of WorldSpace, Inc., a satellite-radio provider. The complaints allege that the WorldSpace prospectus referenced a subscriber count that improperly included subscribers who had stopped paying for the service and failed to disclose that WorldSpace lacked the internal systems necessary to accurately determine the number of subscribers to its service. On June 21, 2007, the SDNY issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint was filed on August 9, 2007. On October 9, 2007, we filed a motion to dismiss the consolidated amended complaint and that motion is now fully briefed.

China Sunergy Litigation

        We are named as one of several underwriter defendants in two cases filed in the SDNYin 2007. Plaintiffs in both cases seek to recover for losses allegedly caused by misrepresentations and omissions in the May 17, 2007 IPO of China Sunergy Co. Ltd ("China Sunergy"). Principally, the complaints allege that China Sunergy's prospectus failed to disclose that China Sunergy was having difficulty obtaining sufficient raw materials to achieve its revenue objectives, and also failed to disclose that China Sunergy would likely face a loss in the second quarter of 2007. The court has yet to appoint a lead Plaintiff.

BigBand Litigation

        We are one of five underwriter defendants named in putative securities class actions filed in the United States District Court for the Northern District of California ("Federal Securities Actions") and

the Superior Court for the State of California, County of San Francisco ("State Securities Action") during 2007 relating to the March 15, 2007 IPO of BigBand Networks, Inc ("BigBand"). The complaints in each of these actions allege claims under the federal securities laws and generally allege, among other things, that BigBand's Registration Statement and Prospectus contained material misrepresentations or omissions with respect to BigBand's growth plan, projections and internal controls. Defendants removed the State Securities Action to the United States District Court for the Northern District of California, pursuant to a notice of removal filed on January 2, 2008. Plaintiffs have moved to remand that action back to state court. The Federal Securities Actions have been consolidated and a lead Plaintiff has been appointed.

Regulatory Inquiries and Investigations

        In addition to the litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which, except as noted below, are not covered by the Indemnification Agreement. The most significant regulatory matters are as follows:

  •
  The SEC commenced an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS, a former affiliate), who was terminated by us in 2001 for violating firm policy and misleading the firm's management about certain of his trading activity. The trading activity at issue involved private placements in public equity ("PIPEs"). We received a Wells Notice in July 2004, and submitted a response in August 2004. In July 2007, SGAS informed us that it will agree to be the named corporate respondent under the terms of a proposed settlement that SGAS is currently discussing with the staff of the SEC. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

  •
  We have provided various data and information to the NASD (now known as FINRA) in response to its request for information as part of an industry-wide "sweep" relating to gifts, gratuities and entertainment policies, practices, and procedures. In addition, we have also received a subpoena for documents and information from the SEC, and additional requests for information from FINRA, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of our error accounts primarily involving an unaffiliated mutual fund company. In the fourth quarter of 2007, FINRA requested additional documentation, including emails, from us, took sworn testimony from certain of our current and former employees, and engaged us in discussions regarding the scope and conduct of the investigation relating to the use of error accounts. We are cooperating fully with these continuing investigations.

  •
  We received requests for documents and information from the SEC's Office of Compliance Inspections and Examinations seeking documents and certain financial and other information concerning, among other things, our various trading desks, institutional sales team and internal accounts, including error accounts, and related compliance procedures. We are cooperating fully with this inquiry.

  •
  In October 2004, we received a request from the NYSE (now known as FINRA), as part of an industry-wide "sweep," for data and information relating to our compliance with provisions of the federal securities laws, and related rules and regulations, concerning delivery of prospectuses and/or product descriptions in connection with customer purchases of, among other things, new issue securities, mutual funds and exchange-traded funds. We have provided periodic reports to FINRA concerning our progress in responding to their request and will continue to cooperate fully with this continuing inquiry. We will be indemnified by SG in part against any liabilities, including legal fees that arise out of any future litigation or the pending regulatory investigation relating to this matter.

  •
  In December 2007, we, along with 18 other firms, reached a settlement with FINRA with respect to overstatement of advertised trade volume in certain securities. We did not admit or deny the charges and agreed to pay a fine and revise our written supervisory procedures.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        The principal market on which the Company's common stock is traded is the Nasdaq Global Market under the symbol "COWN." The following table sets forth the quarterly high and low sales price of our common stock for 2007 and 2006. The information presented for 2006 includes the third quarter from the date of our IPO and the fourth quarter. As of March 11, 2008 there were 18 registered holders of our common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

	Sales Price
	High	Low
Fiscal 2007
Fourth Quarter	$14.90	$8.81
Third Quarter	$18.82	$11.29
Second Quarter	$19.91	$15.90
First Quarter	$21.48	$16.54
Fiscal 2006
Fourth Quarter	$21.40	$14.45
July 13, 2006 to September 30, 2006	$16.73	$13.40

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        On November 7, 2007, the Company's Board of Directors authorized a share buyback program to repurchase up to 2.0 million shares that meet certain pricing criteria. The Board approved the Company's decision to permanently retire the repurchased shares effective November 8, 2007. For the period ended December 31, 2007, the Company repurchased 1.4 million of its own shares in the open market which have been permanently retired. Subsequent to December 31, 2007, the Company repurchased and permanently retired an additional 0.5 million shares at an average cost per share of $9.29 per share. The repurchase program is funded through the return of capital to the Company from Cowen. For more information about the repurchase program see Note 17 to the Consolidated Financial Statements in Part IV, Item 15, in this Annual Report Form 10-K.

        The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month 1 (November 7—November 30, 2007)
Common stock repurchases(1)	684,300	$10.30	684,300	1,315,700

Month 2 (December 1, 2007—December 31, 2007)
Common stock repurchases(1)	732,500	$10.26	732,500	583,200

Total (November 7, 2007—December 31, 2007)	1,416,800	$10.28	1,416,800	583,200

(1)
The Company has an ongoing common stock repurchase program, pursuant to which the Company repurchases shares in the open market. As announced in November 2007 the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected Consolidated Statements of Financial Condition data and Consolidated Statements of Operations data as of and for the years ended December 31, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements. The selected Consolidated Statements of Operations data as of and for the year ended December 31, 2003 was derived from our audited consolidated financial statements, whereas the selected Consolidated Statement of Financial Condition data for that same period was derived from our unaudited financial statements. Our selected consolidated financial data is only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Statement on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004		2003
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$90,520	$164,342	$126,253	$113,795		$104,863
Brokerage	158,720	159,879	145,700	164,188		174,382
Interest and dividend income	8,284	17,766	16,990	9,504		12,302
Other	4,045	2,980	5,348	5,574		1,412

Total revenues	261,569	344,967	294,291	293,061		292,959

Expenses
Employee compensation and benefits	177,948	215,707	172,128	170,546		156,202
Non-compensation expense(1)	103,226	112,644	109,848	63,533	(2)	210,976 (3)

Total expenses	281,174	328,351	281,976	234,079		367,178

Operating (loss) income	(19,605)	16,616	12,315	58,982		(74,219)
Gain (loss) on exchange memberships	1,775	25,843	918	(1,993)		(1,195)

(Loss) income before income taxes	(17,830)	42,459	13,233	56,989		(75,414)
(Benefit) provision for income taxes	(6,509)	4,548	1,152	1,877		(1,040)

Net (loss) income	$(11,321)	$37,911	$12,081	$55,112		$(74,374)

Earnings (loss) per share:
Weighted average common shares outstanding:
Basic	12,805	12,903	12,900	12,900	12,900
Diluted	12,805	12,966	12,900	12,900	12,900
Earnings (loss) per share:
Basic	$(0.88)	$2.94	$0.94	$4.27	$(5.77)

Diluted	$(0.88)	$2.92	$0.94	$4.27	$(5.77)

(1)
Includes floor brokerage and trade execution, net service fees, communications, occupancy and equipment, marketing and business development, depreciation and amortization, interest and other expenses.

(2)
Includes a net benefit of $46.9 million related to accruals for insurance recoveries and the net reversal of previously accrued reserves in 2004.

(3)
Includes a charge of $71.7 million related to loss contingency reserves established in 2003.

	As of December 31,
	2007	2006	2005	2004	2003
					(unaudited)
	(in thousands)
Consolidated Statements of Financial
Condition Data:
Total assets	$349,038	$684,438	$785,339	$820,350	$717,980
Total liabilities	140,383	466,310	411,388	466,872	455,037

Total stockholders' equity (2007 and 2006) and group equity (2005-2003)	$208,655	$218,128	$373,951	$353,478	$262,943

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

Overview

        We are an investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, telecommunications, alternative energy, consumer and aerospace & defense sectors. As of December 31, 2007 our research and brokerage services were provided to over 1,000 domestic and international clients seeking to trade equity, and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

        The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to provide the highest quality of service and guidance to our clients.

        During 2007, we executed on the following initiatives in connection with our growth strategy:

  •
  We expanded our target sectors to include aerospace & defense and telecommunications investment banking;

  •
  We expanded our alternative asset management platform by establishing CHRP, which manages an investment program that invests principally in commercial-stage biopharmaceutical and med-tech products and companies;

  •
  We established our asset management business through the formation of CAM US and CAM UK. CAM US focuses on a growth-oriented investment style centered on small and mid-sized companies based primarily in North America whose stocks are listed on the major exchanges. CAM US also serves as the investment manager for an equity long-short hedge fund. CAM UK provides traditional asset management products, focusing on a global equity strategy.

        We plan to continue to focus on the growth of our investment banking, brokerage and asset management businesses. Our growth initiatives will require investments in personnel and other expenses, which may have a short-term negative impact on our profitability as it may take time to develop meaningful revenues from our growth initiatives. Our ability to successfully execute on our growth plans is dependent upon favorable market conditions.

External Factors Impacting Our Business

        Many external factors affect our revenues and profitability, including economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period. Because these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period. We are also subject to various legal and regulatory actions that impact our business and financial results.

        The second half of 2007 provided a challenging market environment. While not directly exposed to the mortgage and credit crises, financial services firms generally were negatively impacted, as we were, in the form of fewer and smaller investment banking and capital-raising transactions. However, our brokerage business benefited from increased volatility during 2007, and remains well-positioned in an increasingly competitive market.

        In addition, our business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. Therefore, our business could be affected differently than overall market trends.

Recent Developments

Management Changes

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, retired as President and Chief Executive Officer. Mr. Fennebresque will remain employed as a Senior Advisor to the Company and will serve as Non-Executive Chairman of the Company's Board of Directors. David M. Malcolm, formerly Executive Vice Chairman of the Company, was appointed President and Chief Executive Officer, effective as of the same date. Mr. Malcolm was also appointed to the Board of Directors.

        In connection with Mr. Fennebresque's retirement, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation.

        The Company expects to record an adjustment of approximately $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the IPO Award. This adjustment will be partially offset by the reversal of associated income tax benefits of approximately $2.2 million. As a result of the forfeiture of the IPO Award, the future estimated annual expense associated with the initial grant of equity to the Company's senior employees in connection with the Company's IPO will decrease by approximately $3.5 million in the years 2008, 2009, and 2010, respectively. In addition, the remaining $0.8 million expense associated with the equity awards Mr. Fennebresque received as part of his 2006 and 2007 annual compensation will be expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards.

Acquisition of Latitude Holdings Limited

        On March 7, 2008, the Company announced that it has signed a definitive agreement with the stockholders of Latitude Holdings Limited ("LHL") to acquire 100% of LHL. LHL, through its wholly-owned subsidiaries, operates Latitude Capital Group, a boutique investment bank headquartered in Hong Kong with offices in mainland China. Subject to customary closing conditions and Hong Kong SFC approval, the transaction is expected to close in the second quarter of 2008. The anticipated consideration to be paid by the Company at closing is not expected to be material.

Basis of Presentation

        Our consolidated financial statements for periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The consolidated financial information included herein, for periods prior to July 13, 2006, may not necessarily be indicative of our results of operations, financial condition and cash flows in the future or what our results of operations, financial condition and cash flows would have been had we been a stand-alone company during the entire periods presented.

        The Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by SG through the Indemnification Agreement. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Consolidated Statements of Cash Flows as financing activities because we were a wholly-owned subsidiary of SG. Since we became a public company, these payments have been included as operating activities. The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense. See Note 10 of the Notes to the Consolidated Financial Statements, "Commitments, Contingencies and Guarantees" and Note 11 of the Notes to the Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion.

        The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which it has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) the reclassification of $7.0 million and $5.6 million from communications expense to floor brokerage and trade execution expense in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively, (ii) litigation and related expenses of $4.4 million and $6.9 million have been reclassified to other expense in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively, (iii) commissions of $93.3 million and $93.5 million for the years ended December 31, 2006 and 2005, respectively and principal transactions of $64.4 million and $52.3 million for the years ended December 31, 2006 and 2005, respectively, have been combined for those years into a new revenue line named brokerage in the Consolidated Statements of Operations and (iv) the reclassification of $2.2 million related to fees paid to us for equity research from other revenue to the new revenue line called brokerage in the Consolidated Statements of Operations for the year ended December 31, 2006.

Revenues

        We operate our business as a single segment; however, we derive the vast majority of our revenues from two primary sources, investment banking and brokerage.

  Investment Banking

        We earn investment banking revenue primarily from fees associated with underwriting and privately placing securities and from providing strategic advisory services in mergers and acquisitions and similar transactions. Our investment banking revenues are derived primarily from small and mid-capitalization companies within our target sectors of healthcare, technology, telecommunications, alternative energy, consumer, and aerospace & defense.

  •
  Underwriting fees.  We earn underwriting revenues in securities offerings in which we act as an underwriter, such as IPOs, follow-on equity offerings and convertible security offerings. Our underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of shares from the issuer, and (iii) the Company has been informed of the number of shares that it has been allotted.

    As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Private placement fees.  We earn agency placement fees in non-underwritten transactions such as private placements, PIPEs and Registered Direct transactions ("RDs"). We record private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Strategic/financial advisory fees.  Our strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. We also earn fees for related advisory work such as providing fairness opinions. We record strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

        Since our investment banking revenues are generally recognized at the time of completion of each transaction or the services to be performed, these revenues typically vary between periods and may be considerably affected by the timing of the closing of significant transactions.

  Brokerage

        Our brokerage revenues consist of commissions, principal transactions and fees paid to us for equity research. Our management reviews brokerage revenue on a combined basis as the vast majority of the revenue is derived from the same group of clients. In addition, the majority of our trading gains and losses are a result of activities that support the facilitation of client orders in both listed and over-the-counter securities, although all trading gains and losses are recorded in brokerage. We derive our brokerage revenue primarily from trading equity and equity-linked securities on behalf of institutional investors.

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

  •
  Principal transactions.  Our brokerage revenues also include net trading gains and losses from principal transactions, which primarily include acting as a market-maker in over-the-counter equity securities, listed options trading, trading of convertible securities, and from trading gains and losses on firm inventory positions, which include warrants previously received as part of investment banking transactions. In certain cases, we commit our own capital to provide liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects us to market risk. These positions are typically held for a very short duration.

  •
  Equity research fees.  Our brokerage revenues also include fees paid to us for providing equity research. These fees are recognized as revenue when they are earned.

  Interest and Dividend Income

        Interest and dividend income primarily consists of interest earned on our interest bearing assets and interest and dividends on securities maintained in trading accounts related to our brokerage business.

  Other

        Other revenue includes fees for managing assets and investments for private equity, asset management and alternative asset management funds, fees for managing a portfolio of merchant banking investments on behalf of SG and other third party investors, and miscellaneous income such as fees for managing venture capital investments. Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

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

  Compensation Expense

        Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees (as described below) in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion of our equity awards are granted as a component of annual employee compensation. As such, employees who earn total compensation above a designated level will have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. The amount of restricted equity awards paid to an employee is determined using a pre-determined formula such that higher levels of compensation will be more heavily weighted toward equity awards. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

        We seek to incur employee compensation and benefits expense equal to between 58% and 60% of total revenues, plus, through 2011, the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. For 2007, we accrued employee compensation and benefits expense above our range as we believe that it was in the best interest of the Company and its shareholders to take reasonable steps to provide competitive compensation for our employees. We may change our target percentages at any time.

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was $7.9 million in 2007 and is estimated to be $0.2 million, $2.4 million, $1.1 million, and $0.3 million in the years 2008, 2009, 2010, and 2011, respectively. The expense in 2007 associated with the grant of equity to our senior employees in connection with our IPO included a reversal of $1.9 million, representing the cumulative catch-up adjustment for the change in estimated forfeitures. The estimated future expense amounts include the effect of the forfeiture of shares associated with the resignation of the Company's former Chairman and CEO. See Note 21—"Subsequent Events" of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

        The annual expense may be adjusted again in the future based on actual forfeiture rates. We have accounted for our equity awards in accordance with SFAS 123(R), Share-Based Payment ("SFAS 123R"). Compensation and benefit expense in 2006 included $10.6 million of expense associated with deferred compensation plans that were terminated as a result of our separation from SG.

  Non-compensation Expense

        Floor brokerage and trade execution.    These expenses include floor brokerage and trade execution costs that fluctuate depending on the volume of trades we complete. We entered into a commercial clearing agreement with a new clearing firm and commenced operating under the agreement on January 26, 2007.

        Service fees, net.    These expenses include fees for outsourcing services, including certain support functions such as information technology infrastructure, management and support, net of fees earned related to presentation center and library services provided by the Company to SG during the years ended December 31, 2006 and 2005, prior to the IPO.

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

        Other.    Other expenses include consulting fees, professional fees, legal and related costs, implementation costs related to outsourcing and other projects, insurance premiums, exchange membership fees (net), research delivery costs and other related expenses.

Gain (Loss) on Exchange Memberships

        These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

        The taxable results of our U.S. operations are included in the consolidated income tax returns of the Company as well as stand alone state and local returns. The U.K. operations tax results are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law.

        Historically, the taxable results of our U.S. operations were included in the consolidated income tax returns of SGAI through the IPO date. The tax results of our U.K. operations were historically included in the tax returns of SG London Branch through April 30, 2006. For the period May 1, 2006 through December 31, 2006, the U.K. operations are included in CIL's U.K. tax filing. The U.S. impact of CIL's operations is included in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date and in the Company's tax filings post-IPO.

        The income tax provision reflected in this Annual Report on Form 10-K is presented as if we operated on a stand-alone basis, consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

        Our effective tax rates for the years ended December 31, 2007, 2006 and 2005 were 36.5%, 10.7% and 8.7%, respectively.

        The effective tax rate in 2007 differs from the statutory rate of 35% due to the establishment of a valuation allowance against certain stock compensation deferred tax assets offset by a state and local tax benefit. The low effective tax rate in 2006 is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. The low effective tax rates in 2005 are primarily attributable to continued net operating losses for tax purposes and a change in the valuation allowance.

        The Company's future effective tax rate depends upon the results of the business. If the Company does not have sufficient income in the future, it will not realize future tax benefits, such as future compensation and legal reserve deductions and foreign tax credits. Additionally, if the Company experiences continued losses, deferred tax assets will be subject to impairment through the establishment of a valuation allowance. Moreover, a high concentration of the Company's deferred tax assets is attributable to share-based compensation. To the extent that share-based compensation vests at a share price less than the grant price, such shortfall will result in unfavorable permanent book-tax difference since the tax deduction will be less than the book amortization.

Results of Operations

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Overview

        Total revenues decreased $83.4 million, or 24%, to $261.6 million for the year ended December 31, 2007 compared with $345.0 million in 2006. This decrease was primarily due to a decrease in investment banking revenues of $73.8 million and a decrease in interest and dividend income of $9.5 million.

        Total expenses decreased $47.2 million, or 14%, to $281.2 million for the year ended December 31, 2007 compared with $328.4 million in 2006, primarily due to a decrease in compensation expense. Compensation expense decreased primarily as a result of the decrease in total revenues, partially offset by an increase of 7% in the accrual ratio of compensation and benefits expense from 58% in 2006 to 65% in 2007. The results in 2007 include $7.9 million of expense associated with the initial grant of equity to our employees in connection with the IPO compared to $5.2 million during 2006. In addition, compensation expense for the year ended December 31, 2006 included $10.6 million associated with the vesting of deferred compensation plans that were terminated as a result of our separation from SG.

        Total non-compensation expenses decreased $9.4 million, or 8%, during the year ended December 31, 2007 compared with 2006, primarily due to a decrease in service fees as a result of our separation from SG and a decrease in floor brokerage and trade execution related expenses. These decreases were partially offset by an increase in marketing and development expenses, and depreciation and amortization expense related to leasehold improvements made during 2006 in certain of our offices.

        We recorded a net loss of $11.3 million for the year ended December 31, 2007 compared with net income of $37.9 million for the year ended December 31, 2006. Net income for the year ended December 30, 2006 included a one-time gain on exchange memberships of $24.8 million realized upon the consummation of the merger of the NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006.

        The following table provides a comparison of our revenues and expenses for the periods presented:

			Period-to-Period
	Year Ended December 31,
				% Change
	2007	2006	$ Change
	(in thousands)
Revenues
Investment banking	$90,520	$164,342	$(73,822)	(44.9)%
Brokerage	158,720	159,879	(1,159)	(0.7)
Interest and dividend income	8,284	17,766	(9,482)	(53.4)
Other	4,045	2,980	1,065	35.7

Total revenues	261,569	344,967	(83,398)	(24.2)

Expenses
Employee compensation and benefits	177,948	215,707	(37,759)	(17.5)
Floor brokerage and trade execution	11,879	18,811	(6,932)	(36.9)
Service fees, net	15,337	16,961	(1,624)	(9.6)
Communications	16,292	17,316	(1,024)	(5.9)
Occupancy and equipment	17,237	17,772	(535)	(3.0)
Marketing and business development	12,792	12,581	211	1.7
Depreciation and amortization	3,168	2,369	799	33.7
Interest	509	980	(471)	(48.1)
Other	26,012	25,854	158	0.6

Total expenses	281,174	328,351	(47,177)	(14.4)

Operating (loss) income	(19,605)	16,616	(36,221)	NM
Gain on exchange memberships	1,775	25,843	(24,068)	(93.1)

(Loss) income before income taxes	(17,830)	42,459	(60,289)	NM
(Benefit) provision for income taxes	(6,509)	4,548	(11,057)	NM

Net (loss) income	$(11,321)	$37,911	$(49,232)	NM %

NM—indicates not meaningful.

Revenues

Investment Banking

        Investment banking revenues decreased $73.8 million, or 45%, to $90.5 million for the year ended December 31, 2007 compared with $164.3 million in 2006. Our underwriting revenues decreased $35.2 million, or 44%, to $45.0 million for the year ended December 31, 2007 compared with $80.2 million the prior year. The decrease in underwriting revenues was the result of a decrease in both the number of transactions completed and average revenue per transaction, due in part to the depressed capital markets environment in the second half of 2007, and, we believe, employee dislocation within our investment banking department in 2007. We lead managed 30% and 39% of our underwritten transactions during 2007 and 2006, respectively. Our private placement revenues decreased $49.1 million, or 74%, to $16.8 million for the year ended December 31, 2007 compared with $65.9 million in 2006. The decrease in private placement revenues was primarily attributable to a decrease in both the number of transactions completed and the average revenues per transaction during 2007 compared to 2006. The decrease in capital raising revenues was partially offset by an increase of $10.5 million, or 58%, in strategic advisory fees to $28.7 million for the year ended December 31, 2007 compared with $18.2 million during the prior year. The increase in strategic advisory fees was primarily due to an increase in the size of transactions completed during 2007 compared to 2006, which more than offset the slight decrease in transaction volume during 2007 compared to 2006.

Brokerage

        Our brokerage revenues include (i) commissions paid by customers from brokerage transactions in equity securities, (ii) trading gains and losses on firm inventory positions, which include warrants previously received as part of investment banking transactions, and trading gains and losses which result primarily from market making activities and from our commitment of capital related to the facilitation of customer transactions, and (iii) fees paid to us for equity research.

        Brokerage revenue decreased $1.2 million, or 1%, to $158.7 million for the year ended December 31, 2007 compared with $159.9 million in 2006. Our traditional secondary equity business remained relatively stable. The decrease in revenues is associated with a reduction of our convertible inventory which was partially offset by increases in revenues related to our options activities and gains on warrants previously received as part of our investment banking transactions.

Interest and Dividend Income

        Interest and dividend income decreased $9.5 million, or 53%, to $8.3 million for the year ended December 31, 2007 compared with $17.8 million in 2006. This decrease was primarily the result of lower average interest bearing assets during 2007 compared to 2006. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which resulted in a meaningful reduction in our interest income in 2007.

Other

        Other revenues increased $1.0 million, or 36%, to $4.0 million for the year ended December 31, 2007 compared with $3.0 million in 2006. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity, asset management and alternative asset management funds.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $37.8 million, or 17%, to $177.9 million for the year ended December 31, 2007 compared with $215.7 million in 2006. This decrease was primarily attributable to our compensation and benefits expense to revenue ratio being applied to lower total revenues, partially offset by an increase of 7% in the accrual ratio of compensation and benefits expense from 58% in 2006 to 65% in 2007. In addition, 2007 includes $7.9 million of expense associated with the initial grant of equity to our employees in connection with the IPO compared with $5.2 million during 2006. The $7.9 million expense in 2007 includes a reversal of $1.9 million for a cumulative adjustment related to a change in estimated forfeitures. Lastly, 2006 included a vesting expense of $10.6 million related to deferred compensation plans that were terminated as a result of our separation from SG. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 65% and 58% for the years ended December 31, 2007 and 2006, respectively.

Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $6.9 million, or 37%, to $11.9 million for the year ended December 31, 2007 compared with $18.8 million in 2006. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

Service Fees, net

        Net service fees decreased $1.6 million, or 10%, to $15.3 million for the year ended December 31, 2007 compared with $16.9 million in 2006. This decrease was primarily attributable to the termination of various service level agreements with SG for certain support functions as a result of the IPO, partially offset by additional services related to the outsourcing of our information technology infrastructure.

Communications

        Communications expense decreased $1.0 million, or 6%, to $16.3 million for the year ended December 31, 2007 compared with $17.3 million in 2006. This decrease was primarily attributable to decreased costs associated with third-party market data services fees.

Occupancy and Equipment

        Occupancy and equipment expense decreased $0.5 million, or 3%, to $17.2 million for the year ended December 31, 2007 compared with $17.7 million in 2006. This decrease was primarily attributable to moving expenses associated with relocating certain employees within our New York office and relocating our San Francisco office during 2006.

Marketing and Business Development

        Marketing and business development expense increased $0.2 million, or 2%, to $12.8 million for the year ended December 31, 2007 compared with $12.6 million in 2006. This increase was primarily due to an increase in conference related costs, partially offset by a decrease in travel and entertainment related expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $0.8 million, or 34%, to $3.2 million for the year ended December 31, 2007 compared with $2.4 million in 2006. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006. In addition, there was accelerated amortization expense on certain retired software.

Other

        Other expenses increased $0.1 million, or 1%, to $26.0 million for the year ended December 31, 2007 compared with $25.9 million in 2006. An increase in legal related expenses due to broken transactions and new business initiatives was partially offset by reductions in insurance premiums and exchange dues.

Gain on Exchange Memberships

        Gain on exchange memberships decreased $24.0 million to $1.8 million for the year ended December 31, 2007 compared to $25.8 million in 2006. This decrease was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006. NYSE members were entitled to receive cash and shares of NYSE Group common stock for each NYSE membership seat. We held seven NYSE membership seats at the date of the merger. The Company directed its interests from the merger to SGASH. The remaining gain last year occurred on November 16, 2006, as a result of the demutualization of the New York Mercantile Exchange ("NYMEX"). The Company exchanged its seats at the Commodity Exchange ("COMEX") for 16,800 shares of restricted NYMEX common stock and two trading rights in the restructured COMEX. The NYMEX shares and the trading rights were recognized at fair value at the date of exchange, and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares that were received from the exchange at the time of demutualization. During the first quarter of 2007, we sold our seat on the Chicago Board Options Exchange for a one-time gain of $1.8 million.

Provision for Income Taxes

        We reported a tax benefit of $6.5 million for the year ended December 31, 2007, which reflects an effective tax rate of 36.5%, compared to a tax provision of $4.5 million in 2006, which reflects an effective tax rate of 10.7%. The 2007 effective tax rate differs from the statutory tax rate of 35% primarily due to the establishment of a valuation allowance against certain stock compensation deferred tax assets offset by a state and local tax benefit. The 2006 low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Overview

        Total revenues increased $50.7 million, or 17%, to $345.0 million for the year ended December 31, 2006 compared with $294.3 million in 2005. This increase was primarily due to an increase in investment banking revenues of $38.1 million and an increase in brokerage revenues of $14.2 million.

        Total expenses increased $46.4 million, or 16%, to $328.4 million for the year ended December 31, 2006 compared with $282.0 million in 2005, primarily due to an increase in compensation expense. Compensation expense increased for a number of reasons including; the increase in total revenues, 58% of which were used for compensation, expense associated with the accelerated vesting of deferred compensation plans that were terminated as a result of our separation from SG and expense associated with the initial grant of equity to our employees in connection with our IPO.

        Total non-compensation expenses increased $2.8 million, or 3%, during the year ended December 31, 2006 compared with 2005, primarily due to an increase in occupancy related expenses as a result of our new sublease in New York, our new office in London, an increase in floor brokerage and trade execution related expenses due to increased volumes and increased pricing under our clearing agreement with SGAS. These increases were partially offset by a decrease in certain allocated costs which terminated after our separation from SG and litigation and related costs.

        We recorded net income of $37.9 million for the year ended December 31, 2006 compared with $12.1 million in 2005. Net income for the year ended December 31, 2006 included one-time gains on exchange memberships, including $24.8 million realized upon the consummation of the merger of the

NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006. The Company directed its interests from the merger to SGASH.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period-to-Period
	2006	2005	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$164,342	$126,253	$38,089	30.2%
Brokerage	159,879	145,700	14,179	9.7
Interest and dividend income	17,766	16,990	776	4.6
Other	2,980	5,348	(2,368)	(44.3)

Total revenues	344,967	294,291	50,676	17.2

Expenses
Employee compensation and benefits	215,707	172,128	43,579	25.3
Floor brokerage and trade execution	18,811	15,598	3,213	20.6
Service fees, net	16,961	18,446	(1,485)	(8.1)
Communications	17,316	17,412	(96)	(0.6)
Occupancy and equipment	17,772	15,071	2,701	17.9
Marketing and business development	12,581	12,382	199	1.6
Depreciation and amortization	2,369	2,140	229	10.7
Interest	980	1,178	(198)	(16.8)
Other	25,854	27,621	(1,767)	(6.4)

Total expenses	328,351	281,976	46,375	16.4

Operating income	16,616	12,315	4,301	34.9
Gain on exchange memberships	25,843	918	24,925	2,715

Income before income taxes	42,459	13,233	29,226	220.9
Provision for income taxes	4,548	1,152	3,396	294.8

Net income	$37,911	$12,081	$25,830	213.8%

Revenues

Investment Banking

        Investment banking revenues increased $38.1 million, or 30%, to $164.3 million for the year ended December 31, 2006 compared with $126.2 million in 2005. The increase reflects improved results in our capital raising activities. Our underwriting revenues increased $25.1 million, or 45%, to $80.2 million for the year ended December 31, 2006 compared with $55.1 million during the same period in the prior year. The increase in underwriting revenues was the result of increased transaction volume, which increased by 32%, and an increase in our average revenues per transaction. We lead managed 39% of our underwritten transactions in 2006. Our private placement revenues increased $36.3 million, or 123%, to $65.9 million for the year ended December 31, 2006 compared with $29.6 million in 2005. The increase in private placement revenues was primarily attributable to an increase in both the number and median size of the transactions completed in 2006. The increase in capital raising revenues were partially offset by a decrease of $23.3 million, or 56%, in strategic advisory fees to $18.2 million for the year ended December 31, 2006 compared with $41.5 million in 2005. The decrease in strategic advisory fees was primarily the result of a decrease in the size of the transactions completed in 2006 and, to a lesser extent, the number of transactions closed.

Brokerage

        Brokerage revenue increased $14.2 million, or 10%, to $159.9 million for the year ended December 31, 2006 compared with $145.7 million in 2005. This increase was primarily due to higher over-the-counter equity volumes as well as improved revenues related to our convertible bond business.

Interest and Dividend Income

        Interest and dividend income increased $0.8 million, or 5%, to $17.8 million for the year ended December 31, 2006 compared with $17.0 million in 2005, resulting primarily from higher average interest rates during 2006, partially offset by lower average interest bearing assets in 2006 compared with 2005. In conjunction with our IPO, we made a payment of $180.3 million, representing a return of capital, to SGASH. The level of our interest bearing assets was significantly reduced as a result of this capital distribution which will result in a meaningful reduction in our interest income in the future.

Other

        Other revenues decreased $2.3 million, or 44%, to $3.0 million for the year ended December 31, 2006 compared with $5.3 million in 2005. This decrease was primarily attributable to the decrease in fees for managing the portfolio of merchant banking assets and venture capital investments.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expense increased $43.6 million, or 25%, to $215.7 million for the year ended December 31, 2006 compared with $172.1 million in 2005. This increase was primarily attributable to the application of our target compensation and benefits expense to revenue ratio to the increased revenues during 2006 as compared to 2005. In addition, there was an accelerated vesting expense of $10.6 million related to deferred compensation plans that were terminated as a result of our separation from SG and $5.2 million of expense associated with the initial grant of equity to our employees in connection with the IPO. Excluding the compensation expense associated with the initial grant of equity and the terminated deferred compensation plans, employee compensation and benefits expense as a percentage of total revenues was 58.0% for the year ended December 31, 2006. Employee compensation and benefits expense as a percentage of total revenues was 58.5% for 2005.

Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees increased $3.2 million, or 21%, to $18.8 million for the year ended December 31, 2006 compared with $15.6 million in 2005. This increase was primarily attributable to an increase in volumes and increased pricing under our clearing agreement with SGAS.

Service Fees, net

        Net service fees decreased $1.5 million, or 8%, to $17.0 million for the year ended December 31, 2006 compared with $18.5 million in 2005. This decrease was primarily attributable to the termination of various service level agreements with SG for certain support functions as a result of the IPO, partially offset by the full year effect of the outsourcing of our information technology infrastructure.

Occupancy and Equipment

        Occupancy and equipment expense increased $2.7 million, or 18%, to $17.8 million for the year ended December 31, 2006 compared with $15.1 million in 2005. This increase was primarily attributable to an increase in rent expense under our new sublease for our New York office space, new London office space and an increase in certain software license fees.

Marketing and Business Development

        Marketing and business development expense increased $0.2 million, or 2%, to $12.6 million for the year ended December 31, 2006 compared with $12.4 million in 2005. This increase was primarily due to an increase in conference related costs, partially offset by a decrease in travel and entertainment related expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $0.2 million, or 11%, to $2.4 million for the year ended December 31, 2006 compared with $2.2 million in 2005. This increase was primarily attributable to the amortization of additional network hardware and additional leasehold improvements placed into service during 2006.

Other

        Other expenses decreased $1.8 million, or 6%, to $25.8 million for the year ended December 31, 2006 compared with $27.6 million in 2005. This decrease was primarily attributable to elimination of certain litigation and related costs expenses which are now covered under the Indemnification Agreement with SG.

Gain on Exchange Memberships

        Gain on exchange memberships increased $24.9 million to $25.8 million for the year ended December 31, 2006 compared to $0.9 million in the prior year. This increase was primarily attributable to a $24.8 million one-time gain realized upon the consummation of the merger of the NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006. NYSE members were entitled to receive cash and shares of NYSE Group common stock for each NYSE membership seat. We held seven NYSE membership seats at the date of the merger. The Company directed its interests from the merger to SGASH. The remaining gain occurred on November 16, 2006, as a result of the demutualization of the NYMEX. The Company exchanged its seats at the COMEX for 16,800 shares of restricted NYMEX common stock and two trading rights in the restructured COMEX. The NYMEX shares and the trading rights were recognized at fair value at the date of exchange, and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares that were received from the exchange at the time of demutualization.

Provision for Income Taxes

        We reported a tax provision of $4.5 million for the year ended December 31, 2006, which reflects an effective tax rate of 10.7%, compared to a tax provision of $1.2 million in 2005, which reflects an effective tax rate of 8.7%. The 2006 low effective rate is primarily the result of a net reversal of valuation allowance due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.

Liquidity and Capital Resources

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2007, we had cash and cash equivalents of $139.9 million.

        As part of our separation from SG, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. Under the terms of the Separation Agreement with

SG (the "Separation Agreement"), the amount of this distribution is subject to adjustment based on a final review of the Company's separation from SG. See Note 11 of the Notes to the Consolidated Financial Statements for further discussion of the Separation Agreement. While the final review has not yet been completed, we have accrued approximately $2.1 million as a capital distribution payable to SG related to this final review.

        During 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets". The Company has been informed that SG currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and SG are continuing to review the matter in an effort to reach a mutually acceptable resolution.

        As a registered broker-dealer and member firm of the NYSE, Cowen is subject to the Uniform Net Capital Rule of the SEC. We have elected to use the alternative method permitted by the Uniform Net Capital Rule, which generally requires that we maintain minimum net capital of $1.0 million. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.

        At December 31, 2007, Cowen's net capital under the SEC's Uniform Net Capital Rule was $79.3 million, or $78.3 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At December 31, 2007, CIL's Financial Resources of approximately $7.7 million exceeded the minimum requirement of $2.9 million by approximately $4.8 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. Liquid Capital, as defined, must exceed the Total Capital requirement of the FSA, as defined. At December 31, 2007, CAM UK's Liquid Capital of approximately $3.0 million exceeded the minimum requirement of $0.8 million by approximately $2.2 million.

Cash Flows

        Year Ended December 31, 2007.    Cash decreased by $45.2 million for the year ended December 31, 2007, primarily as a result of cash used in operating activities and cash used in financing activities.

        Our operating activities used $28.4 million of cash due to a decrease in cash from changes in operating liabilities of $325.7 million and a net loss of $11.3 million, partially offset by an increase in cash from changes in operating assets of $295.8 million and non-cash charges of $12.8 million.

        The change in operating liabilities of $325.7 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $225.9 million, a decrease in employee compensation and benefits payable of $42.9 million, a decrease in payable to brokers, dealers and clearing brokers of $29.5 million and a decrease in legal reserves and legal expenses payable of $27.7 million. The 2007 change in securities sold, not yet purchased, at fair value associated with our convertible trading inventory, caused cash to decrease by that amount. The decrease in employee compensation and benefits payable was due to the payment of 2006 bonus accruals in the first quarter of 2007, partially offset by lower 2007 bonus accruals at December 31, 2007. Legal reserves and expenses payable decreased due to settlement payments and a return of excess funds to SGASH. The decrease in payable to brokers, dealers and clearing brokers was primarily attributable to the reduction of our net convertible bond inventory.

        The change in operating assets of $295.8 million was primarily due to a decrease in securities owned, at fair value of $234.3 million, a decrease in receivable from brokers, dealers and clearing brokers of $34.8 million and a decrease in restricted cash pursuant to the Escrow Agreement of $28.6 million. The decrease in securities owned, at fair value was due to a reduction of our convertible bond inventory. The decrease in receivable from brokers, dealers and clearing brokers was primarily due to collection on balances held at a previous clearing firm. The decrease in cash pursuant to escrow agreement was the result of settlement payments and a return of excess funds to SGASH. The non-cash charges primarily represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $1.9 million of cash in 2007 due to purchases of fixed assets.

        Our financing activities used $14.8 million of cash in 2007 in order to purchase shares under our stock repurchase program. For the period ended December 31, 2007, the Company repurchased 1.4 million of its own shares in the open market, at an average price of $10.28, which have been permanently retired. Subsequent to December 31, 2007, the Company repurchased and permanently retired an additional 0.5 million shares at an average cost per share of $9.29 per share. The repurchase program is funded through the return of capital to the Company from Cowen. For more information about the repurchase program see Note 17 to the Consolidated Financial Statements in Part IV, Item 15, in this Annual Report Form 10-K.

        Year ended December 31, 2006.    Cash increased by $182.9 million for the year ended December 31, 2006 from the prior year, primarily as a result of cash provided by operating activities, partially offset by cash used in financing activities. In conjunction with our separation from SG and our becoming a public company, we made a payment representing a return of capital to SGASH in the amount of $180.3 million. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. The increase in cash for the year ended December 31, 2006 and the cash used to distribute this $180.3 million payment to SGASH was primarily funded by the decrease in securities purchased under agreements to resell with related parties of $411.0 million.

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

        Our investing activities consumed $11.8 million due to purchases of fixed assets. Net cash used in financing activities of $193.9 million was primarily attributable to a net capital distribution of $180.3 million to SG.

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

        We used $0.5 million in our investing activities, primarily in the purchase of fixed assets. Financing activities consisted of $1.4 million of net capital contributions from SG and $45.7 million in payments related to the retail brokerage business not conducted by us.

Credit Facilities

        We have an irrevocable Letter of Credit for $5.0 million issued by The Bank of New York ("BONY"), expiring on July 12, 2008, supporting obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit issued by BONY, the first of which is for $100 thousand, expiring on July 26, 2008, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57 thousand, expiring on November 14, 2008, supporting one of Cowen's lease obligations. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2007, there were no amounts due related to these letters of credit.

Contractual Obligations

        The following table provides a summary of our contractual obligations as of December 31, 2007:

	Payments due by Period
	Total	2008	2009	2010-2011	2012 and thereafter
	(in thousands)
Operating lease obligations	$59,289	$9,482	$9,627	$19,471	$20,709
Other contractual obligations	26,955	12,107	10,465	4,383	—

Total	$86,244	$21,589	$20,092	$23,854	$20,709

        Operating lease obligations represent leases on the Company's office locations. Other contractual obligations represent agreements related to the outsourcing of certain information technology services.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of December 31, 2007; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A—"Qualitative and Quantitative Disclosures About Market Risk—Credit Risk."

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

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in Item 1A-"Risk Factors" cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

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

  •
  Underwriting fees.  We earn underwriting revenues in securities offerings in which we act as an underwriter, such as IPOs, follow-on equity offerings and convertible security offerings. Our underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of shares from the issuer, and (iii) the Company has been informed of the number of shares that it has been allotted.

    As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Private placement fees.  We earn agency placement fees in non-underwritten transactions such as private placements, PIPEs and RDs. We record private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Strategic / financial advisory fess.  Our strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. We also earn fees for related advisory work such as providing fairness opinions. We record strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Valuation of Financial Instruments

        Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell and corporate finance and syndicate receivables.

        Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, do not have readily determinable fair values, primarily warrants, we estimate the fair value of these instruments using various pricing models and available information that management deems most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments.

  Goodwill

        Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized. We monitor goodwill annually or more frequently if events or circumstances indicate a possible impairment.

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of the our common shares.

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement with SG. See Note 4 of the Notes to the Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 11 of the Notes to the Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" in Part I, Item I "Business", for further discussion of the Escrow Agreement and the Indemnification Agreement. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter by matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Recently Issued Accounting Standards, Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS 160"). SFAS 160 will significantly change financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

        In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments. We trade in equity securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities seek to ensure that trading strategies are within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

Interest Rate Risk

        Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold interest sensitive liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of U.S. Treasury futures, options and short positions in corporate debt securities.

Credit Risk

        We engage in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations and institutional investor clients. A substantial portion of our transactions are collateralized and are executed with or on behalf of institutions including other brokers or dealers, commercial banks and other financial institutions. Our exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the client's ability to satisfy its obligations to us. Our principal activities are also subject to the risk of counterparty nonperformance. Pursuant to our clearing agreement, we are required to reimburse our clearing broker without limit for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, as noted above, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. We also seek to mitigate the risks associated with brokerage services through active customer screening and selection procedures and through requirements that clients maintain collateral in appropriate amounts where required or deemed necessary.

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

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are listed in Item 15—"Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. "Supplemental Information—Quarterly Information" is included after Note 21—Subsequent Events.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Report, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

        Management's annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are contained in Part IV, Item 15, of this Report and are incorporated herein by reference. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in the definitive proxy statement for our 2008 annual meeting of stockholders under the captions "Executive Officers," "Class I Directors—Terms Ending in 2009," "Class II Directors—Terms Ending in 2011," and "Class III Directors—Nominees For Terms Ending in 2010," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the definitive proxy statement for our 2008 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the definitive proxy statement for our 2008 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in the definitive proxy statement for our 2008 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information in the definitive proxy statement for our 2008 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

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

Management's Assessment of Internal Control over Financial Reporting

        The management of Cowen Group, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Cowen Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2007. Their report, which expresses an unqualified opinion on the effectiveness of Cowen Group, Inc.'s internal control over financial reporting as of December 31, 2007, is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Cowen Group, Inc.

        We have audited the accompanying consolidated statements of financial condition of Cowen Group, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' / group equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cowen Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cowen Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, NY
March 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Cowen Group, Inc.

        We have audited Cowen Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Cowen Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Cowen Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' / group equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, NY
March 11, 2008

Cowen Group, Inc.

Consolidated Statements of Financial Condition

As of December 31, 2007 and 2006

	2007	2006
	(in thousands)
Assets
Cash and cash equivalents	$139,879	$185,042
Restricted cash pursuant to escrow agreement	23,515	52,099
Securities owned, at fair value	25,613	259,921
Receivable from brokers, dealers and clearing brokers	48,776	83,564
Corporate finance and syndicate receivables	12,956	27,022
Due from related parties	2,708	1,367
Exchange memberships, at cost (fair value of $961 and $2,561 at December 31, 2007 and 2006, respectively)	486	812
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $9,303 and $6,001 at December 31, 2007 and 2006, respectively)	11,414	12,629
Goodwill	50,000	50,000
Other assets	33,691	11,982

Total assets	$349,038	$684,438

Liabilities and Stockholders' Equity
Liabilities
Bank overdrafts	$1,719	$1,858
Securities sold, not yet purchased, at fair value	25,639	251,580
Payable to brokers, dealers and clearing brokers	373	29,918
Employee compensation and benefits payable	73,077	116,021
Legal reserves and legal expenses payable (see Note 10, Commitments, Contingencies and Guarantees)	25,464	53,167
Accounts payable, accrued expenses and other liabilities	14,111	13,766

Total liabilities	140,383	466,310

Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 14,641,776 and 15,000,000 shares issued, and 14,488,759 and 14,988,472 shares outstanding at December 31, 2007 and 2006, respectively (including 2,999,031 and 2,088,472 restricted shares, respectively)	115	129
Additional paid-in capital	217,102	215,240
(Accumulated deficit)/retained earnings	(8,562)	2,759
Less: common stock held in treasury, at cost:153,017 shares and 11,528 shares at December 31, 2007 and 2006, respectively	—	—

Total stockholders' equity	208,655	218,128

Total liabilities and stockholders' equity	$349,038	$684,438

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands, except per share data)
Revenues
Investment banking	$90,520	$164,342	$126,253
Brokerage	158,720	159,879	145,700
Interest and dividend income (see Note 12, Related Party Transactions)	8,284	17,766	16,990
Other (see Note 12, Related Party Transactions)	4,045	2,980	5,348

Total revenues	261,569	344,967	294,291
Expenses
Employee compensation and benefits	177,948	215,707	172,128
Floor brokerage and trade execution (see Note 12, Related Party Transactions)	11,879	18,811	15,598
Service fees, net (see Note 12, Related Party Transactions)	15,337	16,961	18,446
Communications	16,292	17,316	17,412
Occupancy and equipment (see Note 12, Related Party Transactions)	17,237	17,772	15,071
Marketing and business development	12,792	12,581	12,382
Depreciation and amortization	3,168	2,369	2,140
Interest	509	980	1,178
Other	26,012	25,854	27,621

Total expenses	281,174	328,351	281,976

Operating (loss) income	(19,605)	16,616	12,315
Gain on exchange memberships	1,775	25,843	918

(Loss) income before income taxes	(17,830)	42,459	13,233
(Benefit) provision for income taxes	(6,509)	4,548	1,152

Net (loss) income	$(11,321)	$37,911	$12,081

Weighted average common shares outstanding:
Basic	12,805	12,903	12,900
Diluted	12,805	12,966	12,900
Earnings (loss) per share:
Basic	$(0.88)	$2.94	$0.94
Diluted	$(0.88)	$2.92	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Changes in Stockholders' / Group Equity

For the Years Ended December 31, 2007, 2006 and 2005

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Group Equity	Stockholders' / Group Equity
	(in thousands, except share data)
Balance, December 31, 2004	—	$—	$—	$—	$353,478	$353,478
Net income	—	—	—	—	12,081	12,081
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)	—	—	—	—	5,696	5,696
Capital contribution	—	—	—	—	2,696	2,696

Balance, December 31, 2005	—	—	—	—	373,951	373,951

Net income, pre IPO	—	—	—	—	35,152	35,152
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)					(1,817)	(1,817)
Capital contributions					6,843	6,843
Capital distributions (see Note 1)	—	—	—	—	(207,129)	(207,129)
Underwriting discount received
in connection with the IPO (see Note 1)	—	—	3,020	—	—	3,020
Net income, post IPO	—	—	—	2,759	—	2,759
Stock issuance (see Note 1, includes
2,100,000 of restricted shares)	15,000,000	129	206,871	—	(207,000)	—
Amortization of share based compensation	—	—	5,349	—	—	5,349
Forfeitures of restricted stock awards	(11,528)	—	—	—	—	—

Balance, December 31, 2006	14,988,472	129	215,240	2,759	—	218,128

Net loss	—	—	—	(11,321)	—	(11,321)
Stock repurchases	(1,416,800)	(14)	(14,579)	—	—	(14,593)
Capital distributions (see Note 1)	—	—	(383)	—	—	(383)
Stock issuance (includes 1,337,553 of restricted shares)	1,344,081	—	—	—	—	—
Amortization of share based compensation	—	—	16,824	—	—	16,824
Forfeitures of restricted stock awards	(426,994)	—	—	—	—	—

Balance, December 31, 2007	14,488,759	$115	$217,102	$(8,562)	$—	$208,655

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(11,321)	$37,911	$12,081
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Gain) loss on exchange memberships	—	(24,827)	108
Share-based compensation	16,824	5,440	105
Depreciation and amortization	3,168	2,369	2,140
Deferred income taxes	(7,158)	(832)	1,152
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	28,584	(52,099)	—
Cash segregated under federal and other regulations	—	1,107	(502)
Securities owned, at fair value	234,308	(39,835)	(29,768)
Securities purchased under agreement to resell	—	410,981	34,353
Receivable from brokers, dealers and clearing brokers	34,788	(57,715)	4,977
Corporate finance and syndicate receivables	14,066	(10,902)	(4,556)
Exchange memberships	326	—	(114)
Insurance claims receivable	—	5,316	23,184
Due from related parties	(1,341)	(799)	10,562
Other assets	(14,955)	30,811	(4,668)
Increase (decrease) in operating liabilities:
Bank overdrafts	(139)	277	(1,474)
Securities sold, not yet purchased, at fair value	(225,941)	108,357	16,084
Payable to brokers, dealers and clearing brokers	(29,545)	14,542	612
Employee compensation and benefits payable	(42,944)	(40,903)	3,491
Legal reserves and legal expenses payable	(27,703)	2,206	(25,342)
Accounts payable, accrued expenses and other liabilities	565	(2,844)	2,511

Net cash (used in) provided by operating activities	(28,418)	388,561	44,936

Cash flows from investing activities
Proceeds from sale of exchange memberships	—	—	148
Proceeds from the sale of fixed assets	—	—	22
Purchase of fixed assets from Société Générale	—	(228)	—
Purchase of fixed assets	(1,953)	(11,547)	(705)

Net cash used in investing activities	(1,953)	(11,775)	(535)

Cash flows from financing activities
Payments related to the Retail brokerage business not conducted by the Company (see Note 1)	—	(27,771)	(45,670)
Share repurchases	(14,593)	—	—
Capital distributions	(199)	(180,332)	—
Capital contributions, net	—	14,209	1,439

Net cash used in financing activities	(14,792)	(193,894)	(44,231)

Net (decrease) increase in cash and cash equivalents	(45,163)	182,892	170
Cash and Cash Equivalents
Beginning of year	185,042	2,150	1,980

End of year	$139,879	$185,042	$2,150

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$675	$801	$1,157
Income taxes	$9,674	$3,351	$—
Supplemental disclosure of non-cash flow information
Exchange membership demutualization	$—	$—	$774
Transfer to SGASH of consideration of NYSE merger with Archipelago	$—	$32,182	$—
Accrued capital withdrawal payable to Société Générale	$184	$1,965	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

        Cowen Group, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware on February 15, 2006 with the issuance of 100 shares of common stock with a par value of $0.01 per share. The Company completed an initial public offering ("IPO") of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. ("SGASH"). On that date, SGASH was a wholly-owned subsidiary of SG Americas, Inc. ("SGAI"), which in turn was a wholly-owned subsidiary of Société Générale ("SG"). The Company is operated and managed on an integrated basis as a single operating segment and primarily provides research, institutional brokerage and investment banking services to its clients. Certain material subsidiaries of the Company and other entities in which the Company has a controlling financial interest are discussed below.

        Cowen and Company, LLC ("Cowen"), a Delaware single member limited liability company, is the United States ("U.S.") broker-dealer subsidiary of the Company. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, telecommunications, aerospace & defense, alternative energy and consumer, operating primarily in the United States. Cowen's predecessor was SG Cowen Securities Corporation ("SGCSC"). Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

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

        Cowen Capital Partners, LLC ("Cowen Capital"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. Cowen Capital focuses on providing investment management services to management teams who acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

        Cowen Asset Management, LLC ("CAM US"), a Delaware single member limited liability company, is a wholly-owned subsidiary of the Company. CAM US focuses on a growth-oriented investment style centered on small and mid-sized companies based in North America whose stocks are listed on the major exchanges. CAM US also serves as the investment manager for an equity long-short hedge fund.

        Cowen Asset Management Limited ("CAM UK"), a corporation formed under the laws of England and Wales, is a wholly-owned subsidiary of the Company. CAM UK provides traditional asset management services for investors outside the United States, focusing on a global equity strategy.

        Cowen Healthcare Royalty Management, LLC ("CHRP Management"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. CHRP Management manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies.

        Cowen Funds, p.l.c. ("Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority, and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages funds among countries within the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

liability between sub-funds which are listed on the Irish Stock Exchange. Cowen Funds is an entity in which the Company, through Cowen, has a controlling financial interest.

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement, the amount of this distribution is subject to adjustment based on a final review of the Company's separation from SG (See Note 11, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement). The Company has accrued approximately $2.1 million as a capital distribution to SG related to this final review. SGASH received all the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale. On December 5, 2007 the Company filed an S-3 Registration Statement on behalf of SG. As a result SG may sell their shares at any time.

Basis of Presentation

        The consolidated financial statements for periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The consolidated financial information included herein, for periods prior to July 13, 2006, may not necessarily be indicative of the Company's results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the entire periods presented.

        The Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Consolidated Statements of Cash Flows as financing activities because the Company was a wholly-owned subsidiary of SG. Since the Company became a public company, these payments have been included as operating activities. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 10, "Commitments, Contingencies and Guarantees" and Note 11, "Separation from Société Générale and Other Related Matters" for further discussion.

        The consolidated financial statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) the reclassification of $7.0 million and $5.6 million from communications expense to floor brokerage and trade execution expense in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively (ii) litigation and related expenses of $4.4 million and $6.9 million have been reclassified to other expense in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively, (iii) commissions of $93.3 million and $93.5 million for the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

years ended December 31, 2006 and 2005, respectively and principal transactions of $64.4 million and $52.3 million for the years ended December 31, 2006 and 2005, respectively, have been combined for those years into a new revenue line named brokerage in the Consolidated Statements of Operations and (iv) the reclassification of $2.2 million related to fees paid to the Company for equity research from other revenue to the new revenue line called brokerage in the Consolidated Statements of Operations for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Cowen Group, Inc., its subsidiaries, and all other entities which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company determines whether it has a controlling financial interest by first evaluating whether the entity is a voting interest entity or a variable interest entity ("VIE").

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

        According to Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs lack one or more of the characteristics of a voting interest entity as described above. FIN 46R provides that a controlling financial interest in an entity is present when an entity has one or more variable interests that are expected to absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. The entity that is determined to be the primary beneficiary holds the controlling financial interest and is required to consolidate the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, securities purchased under agreements to resell and corporate finance and syndicate receivables.

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

Securities Purchased Under Agreements to Resell

        Securities purchased under agreements to resell generally are collateralized by U.S. government and agency obligations, are treated as collateralized financing transactions and are carried at amounts at which the securities will be resold plus accrued interest. It is the Company's policy to take possession or control of securities purchased under agreements to resell. The Company requires the fair value of the collateral to be equal to or in excess of the principal amount loaned under the resale agreements. The Company minimized credit risk associated with these activities by monitoring credit exposure and collateral values on a daily basis and requiring additional collateral or principal to be deposited or returned when deemed appropriate.

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

Corporate Finance and Syndicate Receivables

        Corporate finance and syndicate receivables include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of December 31, 2007 and 2006.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment, and computer software, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures, equipment and computer software is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

Goodwill

        Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized. The Company monitors goodwill annually or more frequently if events or circumstances indicate a possible impairment.

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of the Company's common shares.

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

Share-Based Compensation

  Share-based awards issued by SG

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). Prior to January 1, 2006, the Company accounted for share-based awards issued by SG under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, which requires that compensation be measured by the quoted market price of stock at the measurement date less the amount that the employee is required to pay. The Company had recognized compensation expense for these awards of $0.1 million for the year ended December 31, 2005.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to its stock incentive plans for the years ended December 31, 2005. The compensation expense for stock options disclosed under the fair value method is not shown net of any tax effects as the Company has not taken any tax deductions for awards exercised by its employees.

2005
(in thousands)
Net income, as reported	$12,081
Add: Share-based employee compensation expense included in reported net income	105
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(342)

Pro forma net income	$11,844

        When the Company adopted SFAS 123R on January 1, 2006, the modified prospective transition method was used. This method requires measurement of compensation cost for all share-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of share-based compensation is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. All unvested share-based awards vested on April 22, 2006, and accordingly, estimated forfeitures with respect to these awards were deemed to be zero. Therefore, no adjustment to reflect the net cumulative impact of estimating forfeitures in the determination of period expense was deemed necessary in the preparation of these Consolidated Financial Statements, nor will any such future expense be deemed necessary. The Company recognized $0.1 million in compensation expense for these awards for the year ended December 31, 2006.

  Share-based awards issued by Cowen Group, Inc.

        Share-based awards related to the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS 123R. See Note 14 for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Consolidated Statements of Operations. The Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters. See Note 10, "Commitments, Contingencies, and Guarantees" and Note 11, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Consolidated Statements of Financial Condition.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

  Investment Banking

        Investment banking revenue includes underwriting fees earned through the Company's participation in public offerings of equity securities. The Company acts as an underwriter and earns revenue including management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of shares from the issuer, and (iii) the Company has been informed of the number of shares that it has been allotted.

        As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

        Private placement fees which include warrants received in certain transactions, strategic advisory fees and financial advisory fees, are recorded when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Brokerage

        Brokerage revenue consists of commissions, principal transactions, and equity research fees.

  •
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

  •
  Principal Transactions

  Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, listed options trading, trading of convertible securities, and from trading gains and losses on firm inventory positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity Research Fees

        Equity research fees are paid to the Company for providing equity research. These fees are recognized as revenue when they are earned.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Other

        Other revenue includes fees for managing assets and investments for private equity, asset management and alternative asset management funds, fees for managing a portfolio of merchant banking investments on behalf of SG and other third party investors, and miscellaneous income such as fees for managing venture capital investments. Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Revenue Recognition on Incentive Income

        Incentive income is calculated as a percentage of the profits earned by CHRP Management, subject to clawback and waterfall provisions. The Company has elected to adopt the Securities and Exchange Commission's ("SEC's") preferred method of recording incentive income that is subject to contingencies, Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. As of December 31, 2007, the Company has not yet recorded any incentive income related to this arrangement.

Derivative Financial Instruments

        The Company has used futures contracts for proprietary trading activities. The Company utilized a credit default swap to buy credit protection. The Company uses listed options for trading activities and to economically hedge trading positions. The Company holds warrant positions. Warrants provide the holder the right to purchase securities from the issuer, and may be received in connection with certain private placement transactions.

        The fair values of the credit default swap and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price, and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Consolidated Statement of Operations. The fair value of listed options, warrants, and credit default swap is included in securities owned and securities sold, not yet purchased in the Consolidated Statements of Financial Condition. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers in the Consolidated Statements of Financial Condition, and were de minimis at December 31, 2007 and 2006.

        Realized and unrealized gains and losses from changes in the fair value of derivatives are included in brokerage revenue in the Consolidated Statements of Operations. The Company does not use hedge accounting as described in SFAS 133, Accounting for Derivatives and Hedging Activities.

Earnings Per Share

        We compute earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options, in accordance with the treasury stock method.

Leases

        Leases are accounted for under SFAS No. 13, Accounting for Leases. All of the Company's leases are classified as operating leases.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation

        The Company's assets and liabilities denominated in foreign currencies are translated based on the rate of exchange prevailing at each statement of financial condition date. Revenues and expenses are translated at the average exchange rates prevailing during the periods. Gains and losses on foreign currency are recorded in other revenues or other expenses in the Consolidated Statement of Operations.

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

        The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition and measurement of a tax position taken or expected be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 does not currently have a significant impact on the Company's consolidated financial statements.

3.     Accounting Developments

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS 160"). SFAS 160 will significantly change financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. One objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring certain assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159,

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings. SFAS 159 will be effective for the Company beginning on January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

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

4.     Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company has an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG, and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (See Note 11, "Separation from Société Générale and Other Related Matters", for further discussion of the Indemnification Agreement).

        On July 12, 2006, the Company entered into an Escrow Agreement with SG (the "Escrow Agreement") and SGASH and a third-party escrow agent and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify Cowen. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $23.5 million as of December 31, 2007 and $52.1 million as of December 31, 2006.

        The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in legal expenses and the indemnification recovery will be recorded as a reduction to the Company's legal expenses. Legal expenses are included within other expenses in the Consolidated Statements of Operations.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

5.     Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at December 31, 2007 and 2006:

	2007		2006
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$16,715	$23,705	$54,802	$156,449
Options	3,247	1,363	25,874	3,106
Mutual funds	2,660	—	3,266	—
Warrants	2,420	—	4,088	—
Corporate debt securities	571	571	171,124	91,904
Other	—	—	767	121

Total	$25,613	$25,639	$259,921	$251,580

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

6.     Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at December 31, 2007 and 2006 consist of the following:

	2007		2006
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$42,941	$34	$70,032	$22,215
Fees and commissions	5,835	339	13,532	7,703

Total	$48,776	$373	$83,564	$29,918

7.     Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment occurred in 2007, 2006 or 2005. The fair value of the exchange memberships was approximately $1.0 million and $2.6 million at December 31, 2007 and 2006, respectively.

        On March 16, 2007, the Company sold a Chicago Board of Options Exchange seat for $2.1 million and recorded a gain of $1.8 million in gain on exchange memberships in the Consolidated Statements of Income.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        On November 16, 2006, as a result of the demutualization of the New York Mercantile Exchange ("NYMEX"), the Company exchanged its seats at the Commodity Exchange ("COMEX") for 16,800 shares of restricted NYMEX common stock and two trading rights in the restructured COMEX. The NYMEX shares and the trading rights were recognized at fair value on the date of exchange, and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares that were received from the exchange at the time of demutualization. The initial gain was recorded in gain on exchange memberships in the Consolidated Statements of Operations. The shares and the trading rights are included in securities owned and exchange memberships, respectively, in the Consolidated Statements of Financial Condition.

        As of January 1, 2006, the Company owned seven New York Stock Exchange ("NYSE") memberships with a carrying value on that date of $7.3 million. On March 7, 2006 the NYSE merger with Archipelago Holdings, Inc. (the "Merger") was consummated and each member received cash and shares of NYSE Group, Inc. common stock. The Company recorded a gain of $24.8 million as a result of the merger, which is included in gain on exchange memberships in the Consolidated Statements of Operations. In connection with these events, the Company directed its interests from the Merger to SGASH. After the Merger, the right to trade on the Exchange ceased to be tied to membership. Trading privileges are now exercised through trading licenses obtained by Dutch auction. The Company purchased seven licenses.

        On October 18, 2005, with the demutualization of the Chicago Board of Trade ("CBOT") the Company exchanged its seats at the CBOT for Class A common shares and Class B membership interests of the restructured CBOT. The shares of the restructured CBOT were recognized at fair value at the date of exchange and the Company recognized a gain of approximately $1.0 million representing the difference between the previous carrying value of the seats and the fair value of the shares and membership interests received from the exchange. The Class A shares and Class B membership interests of the restructured CBOT are included in securities owned, at fair value and exchange memberships, respectively, in the Consolidated Statements of Financial Condition.

8.     Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment, and leasehold improvements consist of the following at December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Leasehold improvements	$9,996	$8,824
Equipment	2,486	2,034
Furniture and fixtures	2,832	2,506
Computer software	5,403	5,266

Total	20,717	18,630
Less accumulated depreciation and amortization	9,303	6,001

Total	$11,414	$12,629

        Depreciation and amortization expense related to furniture, equipment and leasehold improvements totaled approximately $2.2 million, $1.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense related to computer software costs totaled approximately $1.0 million, $1.0 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2005, the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Company wrote-off furniture, fixtures and equipment with a net book value of approximately $0.7 million. This write-off was included in depreciation and amortization expense in the Consolidated Statements of Operations.

        Unamortized capitalized computer software costs were de minimis as of December 31, 2007 and $0.7 million as of December 31, 2006.

9.     Goodwill

        All of the Company's goodwill resulted from the 1998 acquisition of the former Cowen private partnership by SG. The entire goodwill balance is recorded at the Cowen entity, the U.S. broker-dealer subsidiary of the Company. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to SFAS 142.

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of the Company's common shares. Based upon analysis performed during the years ended December 31, 2007, 2006, and 2005 no impairment charges were recognized.

        The Company's goodwill balance was $50.0 million at December 31, 2007 and 2006. There were no additions to goodwill during the years ended December 31, 2007 and 2006.

10.   Commitments, Contingencies and Guarantees

  Litigation

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement with SG. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 11, "Separation from Société Générale and Other Related Matters", for further discussion of the Escrow Agreement and the Indemnification Agreement. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of December 31, 2007. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company's consolidated financial condition or cash flows. However, losses may be material to the Company's operating results

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

in a future period, depending in part, on the operating results for such period and the extent to which the Company is indemnified by SG.

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

        As of December 31, 2007, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
2008	$9,482
2009	9,627
2010	9,741
2011	9,730
2012	9,232
Thereafter	11,477

Total	$59,289

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $11.1 million, $10.7 million and $9.4 million, respectively. Rent expense includes building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of December 31, 2007, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
2008	$12,107
2009	10,465
2010	4,383

Total	$26,955

        The Company applies the provisions of the FASB's Interpretation No. 45, Guarantor's Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

broker, without limit, for any losses incurred due to the counterparty's failure to satisfy its contractual obligations.

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

11.   Separation from Société Générale and Other Related Matters

        In connection with the IPO, the Company entered into the Separation Agreement, the Indemnification Agreement and a number of other agreements for the purpose of accomplishing the separation from SG, the transfer of the Cowen and CIL businesses to the Company, the return of capital to SGASH, and various other matters regarding the separation and the IPO. These agreements provide, among other things, for the allocation of employee benefits, tax and other liabilities and obligations attributable or related to periods or events prior to, in connection with and after the IPO.

        Under the Separation Agreement both the Company and SG have assumed and/or retained certain actual or contingent liabilities. Specifically, the Company retained or assumed, among others, certain liabilities reflected in the Company's Consolidated Statements of Financial Condition, all liabilities associated with the Company's stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with SG, liabilities associated with the breach of or failure to perform any of the Company's obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by SG) relating to, arising out of or resulting from the Company's business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed by SG include, among others, liabilities associated with the sale and transfer of its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of SG or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to an escrow agreement, certain specified liabilities and all other liabilities expressly allocated to it under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by SG.

        Under the Indemnification Agreement, the Company will indemnify, and will defend and hold harmless SG and its subsidiaries from and against all liabilities specifically retained or assumed by the Company following the IPO. SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by them, and SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        During the year ended December 31, 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established in the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets". The Company has been informed that SG currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and SG are continuing to review the matter in an effort to reach a mutually acceptable resolution.

12.   Related Party Transactions

        Effective July 21, 2006 (the date on which SG's ownership level was reduced to below 10%), the Company is no longer an affiliate or related party of SG. As such, the Consolidated Statements of Operations only include related party items for SG through July 21, 2006. After July 21, 2006, all related party transactions are with Cowen Investments Holdings, an unconsolidated investment fund holding company, and, beginning in the third quarter of 2007, the unconsolidated investment funds managed by CHRP Management.

        Amounts receivable from related parties were $2.7 million and $1.4 million as of December 31, 2007 and 2006, respectively. There were no amounts payable to related parties as of December 31, 2007 and 2006. The receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the CHRP fund.

        Revenues earned from and expenses incurred with related parties for the years ended December 31, 2007, 2006 and 2005 (including transactions with SG through July 21, 2006, the date on which their ownership level was reduced to below 10%), are summarized as follows:

	2007	2006	2005
	(in thousands)
Revenues
Investment banking	$—	$—	$552
Interest and dividend income	—	9,662	12,419
Other	3,441	1,141	5,425

Total revenues	3,441	10,803	18,396

Expenses
Floor brokerage and trade execution	—	5,006	7,982
Service fees, net	—	3,675	13,392
Occupancy and equipment	—	7,297	12,502
Interest expense	—	159	142
Other	—	(69)	447

Total expenses	—	16,068	34,465

Total, net	$3,441	$(5,265)	$(16,069)

        Until the date of the IPO, the Company's excess cash was invested in securities purchased under agreements to resell ("reverse repos") with the New York branch of SG ("SGNY"). These reverse

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

repos were collateralized by U.S. government and agency obligations, were monitored daily for credit exposure and were payable on demand.

        Other than interest earned on reverse repos with SGNY, revenues earned from and expenses incurred with affiliated companies primarily resulted from securities transactions and administrative services.

        Investment banking revenues included fees earned by the Company for acting as SG's agent broker in the U.S. market for the sale of certain assets.

        Pursuant to service agreements with certain affiliates, the Company received fees related to portfolio, investment and administration services that were provided in connection with the management of certain assets. These fees are included in other revenue in the Consolidated Statements of Operations.

        The Company previously cleared its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of SG. Clearing expenses are reported in floor brokerage and trade execution in the Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company's separation from SG, which had replaced the Company's pre-existing clearing agreement with SGAS. The initial terms of that clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time the Company entered into a long term relationship with a new clearing firm.

        Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $3.2 million and $13.0 million during the years ended December 31, 2006 and 2005, respectively. In addition, the Company incurred expenses of approximately $0.7 million and $1.5 million with an affiliated company for certain presentation center services during the years ended December 31, 2006 and 2005, respectively. These expenses are included in service fees in the Consolidated Statements of Operations, net of approximately $0.2 million and $1.1 million of fees earned related to presentation center and library services provided by the Company to SGAI during the years ended December 31, 2006 and 2005, respectively. The Company entered into a Transition Services Agreement with SG in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Pursuant to the Transition Services Agreement, the Company has also agreed to provide SG various services that have previously been provided by the Company to SG, including merchant banking oversight services. SG will provide services to the Company, including, facilities management, business continuity management, certain legal services and litigation management services and access to SG data rooms and e-mail archives.

        Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by SG. The total amount allocated was approximately $7.3 million and $12.5 million during the years ended December 31, 2006 and 2005, respectively, and are reported in occupancy and equipment in the Consolidated Statements of Operations. In connection with the IPO, the Company entered into a sub-lease agreement with SG, related to the Company's New York office, which is in place until September 30, 2013.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        As a member of the NYSE, the Company incurs a monthly membership fee based on transaction volume. NYSE membership fees were $1.1 million and $1.7 million during the years ended December 31, 2006 and 2005, respectively. Pursuant to the Company's prior clearing agreement with SGAS, portions of these fees were recoverable. The recoverable portion of these fees totaled approximately $0.4 million and $0.8 million during the years ended December 31, 2006 and 2005, respectively. The Company reports these exchange membership fees in other expenses in the Consolidated Statements of Operations, net of recoveries.

        Prior to the IPO, SG provided letters of credit and performance guarantees on the Company's behalf and the Company provided performance guarantees to SG for certain clients of the Company's underwriting business which were also clients of SG's corporate banking business. Expenses under these performance guarantees amounted to approximately $0.3 million and $0.1 million during the years ended December 31, 2006 and 2005, respectively, and are included in other expense in the Consolidated Statements of Operations.

13.   Employee Benefits

Defined Contribution Plans

        The Company sponsors a 401(k) Savings Plan (the "401(k) Plan"), which is a defined contribution plan. Employees are entitled to participate, based upon certain eligibility requirements as defined by the 401(k) Plan. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plan. The expenses relating to this plan totaled approximately $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in employee compensation and benefits in the Consolidated Statements of Operations.

        The Company also sponsors a defined contribution plan for its Geneva and London employees. Contributions made for these plans were approximately $0.6 million, $0.4 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in employee compensation and benefits in the Consolidated Statements of Operations.

Deferred and Other Compensation Plans

        Prior to the IPO, the Company required selected employees to defer a portion of their performance related compensation in the form of a Fidelity Bonus (the "Fidelity Bonus"). The Fidelity Bonus was announced at the time all other bonuses were announced and vested ratably over a three-year period. Participants were entitled to a rate of return on their Fidelity Bonus amount based on a hypothetical investment in various alternative investment vehicles. As a result of the IPO, all of the Company's employees under the plan became fully vested and certain employees were paid out in full. Participants who deferred the distribution of their vested amounts will be paid out in accordance with the plan's original distribution schedule. Expenses related to this plan are comprised of both the vesting of the deferred amounts and any change in value based on the performance of the investment alternatives selected by the participants. The Company recognized compensation expense of approximately $0.3 million, $10.3 million and $8.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. All of these charges are included in employee compensation and benefits in the Consolidated Statements of Operations. The Company has recorded liabilities of approximately $2.7 million and $3.2 million as of December 31, 2007 and 2006, respectively, which are included in employee compensation and benefits payable in the Consolidated Statements of Financial Condition.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Prior to the IPO, SG had sponsored a voluntary deferred compensation plan for certain of the Company's key executives (the "Deferred Compensation Plan"). The Company's employees ceased contributing to the Deferred Compensation Plan in 2003, and no further contributions were made thereafter. Participants were allowed to make hypothetical investments in various alternative investment funds and the corresponding liability fluctuated based on the performance of those hypothetical investments. The Company recognized compensation expense of approximately $1.5 million and $3.2 million for the years ended December 31 2006 and 2005, respectively. This expense is included in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO and pursuant to the Separation Agreement, SG assumed the remaining obligations under the plan and retains all liability for future payments thereunder. The Company invested in corporate owned life insurance to economically hedge certain aspects of the Deferred Compensation Plan. Changes in the cash surrender value of corporate owned life insurance are included in employee compensation and benefits in the Consolidated Statements of Operations. For the years ended December 31, 2006 and 2005, the Company recognized increases in the cash surrender value of approximately $1.2 million and $2.3 million, respectively. As a result of the IPO and pursuant to the Separation Agreement, the Company transferred the cash surrender value of corporate owned life insurance to SG.

        Prior to the IPO, SG sponsored a plan enabling eligible employees of the Company to defer a portion of their annual performance related compensation to make a hypothetical investment in an alternative investment vehicle indexed to the performance of investments made in the SG Merchant Banking Fund L.P. The Company had not made an equity investment in the SG Merchant Banking Fund L.P., but its liability to its employees was based upon the performance of their hypothetical investments. Changes in the Company's liabilities to employees were decreases of approximately $0.9 million, $1.0 million, for the years ended December 31, 2006 and 2005, respectively, and are included as reductions in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO and pursuant to the Separation Agreement, SG assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

        Prior to the IPO, the Company sponsored a plan enabling eligible employees to invest a portion of their performance-related compensation in SG Cowen Ventures I, L.P. Most plan participants met the definition of an accredited investor and qualified to become limited partners of the fund. Upon payment of the performance-related compensation for the year in which the plan was offered, the Company had no further obligation to these accredited investor participants. Certain plan participants did not meet the requirements to be treated as an accredited investor, and accordingly were permitted to make a hypothetical investment with pre-tax dollars in the fund. The Company had not made an equity investment in SG Cowen Ventures I, L.P., but its liability to these non-accredited investor employees was based upon the performance of their hypothetical investment. Changes in the Company's liabilities to employees were approximately $0.04 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively, and are included in employee compensation and benefits in the Consolidated Statements of Operations. The Company recorded a liability of approximately $0.4 million for the year ended December 31, 2005, which is included in employee compensation and benefits payable in the Consolidated Statement of Financial Condition. As a result of the IPO and pursuant to the Separation Agreement, SG assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

        Prior to the IPO, certain of the Company's employees participated in and received awards from the SG Corporate and Investment Banking Partnership (the "Partnership"). The participants in the Partnership were selected every year and entitled to receive an amount determined based on the net income of SG's Corporate and Investment Banking division. Participants were eligible to receive the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

award only if certain return on equity goals were met in the Partnership year. To the extent awards were earned, they were subject to a four year cliff vest. The Company's allocation of these compensation charges totaled approximately $1.0 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. All of these charges are included in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO, the Company's employee participants under the Partnership became fully vested and were paid out in full.

14.   Share-Based Compensation

  Share-based awards issued by Cowen Group, Inc.

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over two to five year periods. Restricted stock units may be immediately vested or may generally vest over two to five year periods. As of December 31, 2007, there were 11,131 restricted stock units outstanding for awards to non-employee directors, which were immediately vested and expensed upon issuance. As of December 31, 2007, there were 14,649 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. For the year ended December 31, 2007, the Company awarded 7,867 restricted stock units to non-employee directors, and 7,985 restricted stock units to employees. As of December 31, 2007, there were approximately 2.2 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized over the vesting period of the option or award. The Company has elected the accelerated method for amortizing this expense.

        The compensation cost that has been expensed for these awards was approximately $16.8 million and $5.3 million for the years ended December 31, 2007 and 2006, respectively. The income tax benefit recognized for these awards was approximately $6.2 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

        The compensation cost for the year ended December 31, 2007 includes a reversal of $2.6 million as well as the reversal of associated income tax benefit of $1.1 million, representing the cumulative catch-up adjustment for a change in estimated forfeitures. The EPS impact of the after-tax cumulative catch-up adjustment was to increase basic and diluted EPS by $0.12 for the year ended December 31, 2007.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Dividend yield—The Company has not paid and does not expect to pay dividends in the future. Accordingly, the assumed dividend yield is zero.

        The weighted-average assumptions used in the valuation of stock option grants during the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Weighted average expected option term (in years)	5.00	5.25
Expected volatility	30.9%	31.8%
Weighted average risk-free interest rate	4.61%	4.97%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$5.67	$6.11

        The following table summarizes the Company's stock option activity for the year ended December 31, 2007:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2006	1,113,427	$16.00
Options granted	50,001	16.27
Options exercised	—	—
Options forfeited	(185,567)	16.00
Options expired	—	—

Balance outstanding at December 31, 2007	977,861	$16.01	5.59	$—

Options exercisable at December 31, 2007	—	$—	—	$—

(1)
No options were exercised through December 31, 2007.

(2)
Based on the Company's closing stock price of $9.51 on December 31, 2007.

        As of December 31, 2007, there was approximately $2.5 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.0 years. No stock options vested during the year ended December 31, 2007.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the Company's nonvested restricted shares activity for the year ended December 31, 2007:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2006	2,088,472	$16.00
Granted	1,337,553	19.93
Vested	—	—
Forfeited	(426,994)	18.57

Balance outstanding at December 31, 2007	2,999,031	$17.39

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of December 31, 2007, there was approximately $26.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 2.5 years. No restricted shares vested during the year ended December 31, 2007. Subsequent to year-end, but prior to the filing of this Annual Report on Form 10-K, there was a material forfeiture of restricted shares outstanding at December 31, 2007. See Note 21—"Subsequent Events" for further discussion.

        There have been no significant modifications to any awards granted under the Plans during the years ended December 31, 2007 and 2006.

  Share-based awards issued by SG

        Prior to the IPO, certain of the Company's employees were granted awards under SG's various stock incentive plans. SG sponsors an Employee Stock Purchase Plan ("ESPP"), referred to as the SG International Group Savings Plan. This plan allowed employees to purchase SG stock at a discount. The Company provided matching contributions to the ESPP, which were equal to a specified percentage of the employees' contribution, as defined by the ESPP. Beginning in 2005, the Company ceased providing matching contributions. Employee shares were non-forfeitable when issued and accordingly are not subject to any vesting provisions.

        Also prior to the IPO, SG granted certain employees of the Company options to purchase shares of SG stock. Such options were granted to employees of the Company with exercise prices equal to the average of the opening trading price of SG shares on the Euronext Paris SA exchange during the 20 trading days prior to the date of grant. Generally, the options become exercisable upon the completion of a three year vesting period and expire seven years from the date of grant.

        All of the options under this plan became fully vested prior to the IPO. The Company recognized compensation expense for these awards of $0.1 million in each of the years ended December 31, 2006 and 2005, which is included in employee compensation and benefits in the Consolidated Statements of Operations.

15. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of the Company as well as stand alone state and local returns. The U.K. operations tax results are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Historically, the taxable results of the Company's U.S. operations were included in the consolidated income tax returns of SGAI through the IPO date. The tax results of the Company's U.K. operations were historically included in the tax returns of SG London Branch through April 30, 2006. For the period May 1, 2006 through December 31, 2006, the U.K. operations are included in CIL's U.K. tax filing. The U.S. impact of CIL's operations is included in the SGAI consolidated tax returns for the period May 1, 2006 through the IPO date and in the Company's tax filings post-IPO.

        The components of the Company's income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Federal	State and local	Foreign	Total
	(in thousands)
Current	$(380)	$(461)	$1,489	$648
Deferred	(5,650)	(1,385)	(122)	(7,157)

Total at December 31, 2007	$(6,030)	$(1,846)	$1,367	$(6,509)

Current	$3,469	$2,351	$656	$6,476
Deferred	(1,374)	(671)	117	(1,928)

Total at December 31, 2006	$2,095	$1,680	$773	$4,548

Current	$—	$1,104	$48	$1,152
Deferred	—	—	—	—

Total at December 31, 2005	$—	$1,104	$48	$1,152

        As of December 31, 2007, the Company has income taxes receivable of approximately $8.3 million which is included in other assets in the Consolidated Statement of Financial Condition.

        The reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes	5.5	3.0	8.3
Change in valuation allowance	(3.4)	(30.2)	(41.9)
Other, net	(0.6)	2.9	7.3

Effective rate	36.5%	10.7%	8.7%

        Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$1,489	$—
Employee compensation and benefits	9,657	3,012
Legal reserves and other deferred deductions	427	—
Depreciation	81	—
Foreign tax credits	1,519	—
Other	613	55

Gross deferred tax assets	13,786	3,067
Valuation allowance	(928)	(80)

Deferred tax assets, net of valuation allowance	$12,858	$2,987

Deferred Tax Liabilities:
Employee compensation and benefits	$(25)	$(49)
Goodwill	(1,983)	(572)
Depreciation	(122)	(140)
Foreign income	(1,595)	(298)
Other	(48)	—

Deferred tax liabilities	(3,773)	(1,059)

Net deferred tax assets	$9,085	$1,928

        Federal deferred tax assets and deferred tax liabilities, state and local deferred tax assets, foreign deferred tax assets and foreign deferred tax liabilities are included in other assets. State and local deferred tax liabilities are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

        In connection with the Company's separation from SG, SGAI retained the tax benefits generated prior to the IPO, including the Company's net operating losses.

        In 2006, a tax provision of $4.5 million was recorded. The 2006 low effective tax rate was due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill. At December 31, 2006 the valuation allowance was attributable to the portion of organizational costs and director related restricted stock units that would be tax deductible after December 31, 2008.

        In 2007, a tax benefit of $6.5 million was recorded. The effective tax rate of 36.5% differs from the statutory rate of 35% primarily due to the establishment of a valuation allowance against certain stock compensation that vested in January 2008 offset by a state and local tax benefit as well as the release of the 2006 valuation allowance associated with restricted stock units and organizational costs. The 2007 valuation allowance is required since the book expense and associated deferred tax asset are based on a grant price of $20.67, however, the 2008 tax deduction for such stock compensation is based on a stock price of $9.25. A valuation allowance is required to account for such decrease in stock price and tax deduction.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service and New York state for the periods 2001 through 2003 and 2004 through 2006, as well as by New York city for the period 2004 through 2006.

        At December 31, 2007, the Company had net operating losses for U.S. tax purposes of approximately $4.3 million which will expire starting in 2027. Additionally, the Company had foreign tax credits of approximately $1.5 million which will start expiring in 2017.

16.   Financial Instruments with Off-Balance Sheet Risk, Credit Risk, or Market Risk

        The Company has an irrevocable Letter of Credit for $5.0 million issued by The Bank of New York ("BONY"), expiring on July 12, 2008, supporting obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit issued by BONY, the first of which is for $100 thousand, expiring on July 26, 2008, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57 thousand, expiring on November 14, 2008, supporting one of Cowen's lease obligations. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of December 31, 2007, there were no amounts due related to these letters of credit.

        The Company is engaged in various securities underwriting, trading and brokerage activities servicing a diverse group of domestic and foreign corporations, and institutional investor clients. A substantial portion of the Company's transactions are collateralized and are executed with or on behalf of institutions including other brokers or dealers, commercial banks, and other financial institutions. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the counterparty's ability to satisfy its obligations to the Company. The Company's principal activities are also subject to the risk of counterparty nonperformance.

        Securities sold, not yet purchased are recorded as liabilities in the Consolidated Statements of Financial Condition and have market risk to the extent that the Company, in satisfying its obligations, may have to purchase securities at a higher value than what is recorded in securities sold, not yet purchased as of December 31, 2007.

        Derivatives are financial instruments such as futures contracts, credit default swaps, listed options and certain warrants, all of which derive their value from underlying assets, reference rates, or indices. The Company has used futures contracts for proprietary trading activities. Credit default swaps represent agreements in which one party pays a fixed fee in return for a payment by the other party which is contingent upon the occurrence of a specified default event relating to an underlying reference asset or pool of assets. The Company utilized a credit default swap to buy credit protection. The Company uses listed options for trading activities and to economically hedge trading positions. Warrants provide the holder the right to purchase securities from the issuer, and may be received in connection with certain private placement transactions.

        The fair value of listed options, warrants, and credit default swap is included in securities owned and securities sold, not yet purchased in the Consolidated Statements of Financial Condition. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

and clearing brokers in the Consolidated Statements of Financial Condition, and were de minimis at December 31, 2007 and 2006.

        Realized and unrealized gains and losses from changes in the fair value of derivatives are included in brokerage revenue in the Consolidated Statements of Operations. The Company does not use hedge accounting as described in SFAS 133, Accounting for Derivatives and Hedging Activities.

        Futures contracts were executed on an exchange, and cash settlement was made on a daily basis for market movements. The fair values of the credit default swap and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price, and volatility. Initially, the fair value of warrants is included in investment banking revenues in the Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Consolidated Statement of Operations.

        As of December 31, 2007 and 2006, the fair value of the Company's derivative financial instruments was as follows:

	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Options	$3,247	$1,363	$25,874	$3,106
Warrants	2,420	—	4,088	—
Credit default swap	—	—	—	121

Total	$5,667	$1,363	$29,962	$3,227

17.   Stockholders' Equity

        The certificate of incorporation of the Company provides for the issuance of up to 100,000,000 shares of common stock with a par value of $0.01 per share and up to 10,000,000 shares of preferred stock with a par value of $0.01 per share.

  Common stock

        The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and do not have cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, the holders of its common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company's board of directors out of funds legally available for that purpose. In the event that the Company is liquidated or dissolved, the holders of its common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to any prior distribution rights of the Company's preferred stock, if any, then outstanding. The holders of the common stock have no preemptive rights, conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company's common stock.

        On November 7, 2007, the Company's Board of Directors authorized a share buyback program to repurchase up to 2.0 million shares that meet certain pricing criteria. The Board approved the Company's decision to permanently retire the repurchased shares effective November 8, 2007. For the period ended December 31, 2007, the Company repurchased 1,416,800 of its own shares in the open

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

market which have been permanently retired. The repurchase program is funded through returns of capital distributed by Cowen to the Company.

        As of December 31, 2007 and 2006, the Company held 153,017 and 11,528 shares in treasury that were received as a result of forfeitures related to the Company's Equity and Incentive Plans.

  Preferred stock

        The Company's board of directors has the authority, without action by its stockholders, to designate and issue preferred stock in one or more series and to designate the rights, preferences, and privileges of each series, which may be greater than the rights associated with the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of common stock until the Company's board of directors determines the specific rights of the holders of preferred stock. However, the effects may include the following: restricting dividends on its common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock and delaying or preventing a change in control of the Company without further action by its stockholders.

18.   Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2007, there were 14,488,759 shares outstanding, of which 2,999,031 are restricted. To the extent that restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 17,659 fully vested restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2007 and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding as of December 31, 2007 were not included in the computation of diluted net loss per common share for year ended December 31, 2007 as their inclusion would have been anti-dilutive.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The computation of earnings per share is as follows:

	2007	2006	2005
	(in thousands, except per share data)
Net (loss) income	$(11,321)	$37,911	$12,081

Shares for basic and diluted calculations:
Average shares used in basic computation	12,805	12,903	12,900
Stock options	—	—	—
Restricted shares	—	63	—

Average shares used in diluted computation	12,805	12,966	12,900

Earnings (loss) per share:
Basic	$(0.88)	$2.94	$0.94
Diluted	$(0.88)	$2.92	$0.94

19.   Geographic Data

        The Company manages and operates its products and services in a single business segment. The following table presents revenues, and furniture, fixtures, equipment and leasehold improvements, net by geographic area for 2007, 2006 and 2005. Revenues are classified based upon the location in which the revenues are recorded. Furniture, fixtures, equipment and leasehold improvements information is based on the physical location of the assets.

	Revenues	Furniture, Fixtures, Equipment and Leasehold Improvements, net
	(in thousands)
2007:
United States	$240,356	$9,836
All other countries	21,213	1,578

Total	$261,569	$11,414

2006:
United States	$329,177	$10,594
All other countries	15,790	2,035

Total	$344,967	$12,629

2005:
United States	$282,849	$3,202
All other countries	11,442	21

Total	$294,291	$3,223

        No single customer accounted for 10.0% or more of the Company's revenues in 2007, 2006 and 2005.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

20.   Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2007, Cowen had net capital of approximately $79.3 million, which was approximately $78.3 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the United Kingdom. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At December 31, 2007, CIL's Financial Resources of approximately $7.7 million exceeded the minimum requirement of $2.9 million by approximately $4.8 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. Liquid Capital, as defined, must exceed the Total Capital requirement of the FSA. At December 31, 2007, CAM UK's Liquid Capital of approximately $3.0 million exceeded the minimum requirement of $0.8 million by approximately $2.2 million.

21.   Subsequent Events

Management Changes

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, retired as President and Chief Executive Officer. Mr. Fennebresque will remain employed as a Senior Advisor to the Company and will serve as Non-Executive Chairman of the Company's Board of Directors. David M. Malcolm, formerly Executive Vice Chairman of the Company, was appointed President and Chief Executive Officer, effective as of the same date. Mr. Malcolm was also appointed to the Board of Directors.

        In connection with Mr. Fennebresque's retirement, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation.

        The Company expects to record an adjustment of approximately $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the IPO Award. This adjustment will be partially offset by the reversal of associated income tax benefits of approximately $2.2 million. As a result of the forfeiture of the IPO Award, the future estimated annual expense associated with the initial grant of equity to the Company's senior employees in connection with the Company's IPO will decrease by approximately $3.5 million in the years 2008, 2009, and 2010,

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

respectively. In addition, the remaining $0.8 million expense associated with the equity awards Mr. Fennebresque received as part of his 2006 and 2007 annual compensation will be expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards.

Acquisition of Latitude Holdings Limited

        On March 7, 2008, the Company announced that it has signed a definitive agreement with the stockholders of Latitude Holdings Limited ("LHL") to acquire 100% of LHL. LHL, through its wholly-owned subsidiaries, operates Latitude Capital Group, a boutique investment bank headquartered in Hong Kong with offices in mainland China. Subject to customary closing conditions and Hong Kong SFC approval, the transaction is expected to close in the second quarter of 2008. The anticipated consideration to be paid by the Company at closing is not expected to be material.

Common Stock Repurchases

        Subsequent to December 31, 2007, and through the date of filing of this Annual Report on Form 10-K, 449,000 additional shares were repurchased, at an average price of $9.29, under the Company's share repurchase program.

Supplemental Financial Information

        The following table presents unaudited quarterly results of operations for 2007 and 2006. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands)
Total revenues	$73,541	$71,223	$57,505	$59,300
Expenses:
Compensation and benefits	45,167	48,823	37,850	51,108
Other expenses	25,750	22,021	25,473	24,982

Total expenses	70,917	70,844	63,323	76,090

Operating income (loss)	2,624	379	(5,818)	(16,790)
Gain on exchange memberships	1,775	—	—	—

Income (loss) before income taxes	4,399	379	(5,818)	(16,790)
Provision (benefit) for taxes	1,928	155	(2,499)	(6,093)

Net income (loss)	$2,471	$224	$(3,319)	$(10,697)

Earnings (loss) per share:
Basic	$0.19	$0.02	$(0.26)	$(0.86)
Diluted	$0.18	$0.02	$(0.26)	$(0.86)
Weighted average number of common shares:
Basic	12,910	12,912	12,918	12,485
Diluted	13,417	13,530	12,918	12,485

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands)
Total revenues	$103,793	$83,617	$60,200	$97,357
Expenses:
Compensation and benefits	62,738	48,838	44,999	59,132
Other expenses	27,571	28,859	27,270	28,944

Total expenses	90,309	77,697	72,269	88,076

Operating income (loss)	13,484	5,920	(12,069)	9,281
Gain on exchange memberships	24,832	—	—	1,011

Income (loss) before income taxes	38,316	5,920	(12,069)	10,292
Provision (benefit) for taxes	1,776	345	(655)	3,082

Net income (loss)	$36,540	$5,575	$(11,414)	$7,210

Earnings (loss) per share:
Basic	$2.83	$0.43	$(0.88)	$0.56
Diluted	$2.83	$0.43	$(0.88)	$0.55
Weighted average number of common shares:
Basic	12,900	12,900	12,902	12,910
Diluted	12,900	12,900	12,902	13,162

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ DAVID M. MALCOLM
Name:	David M. Malcolm
Title:	Chief Executive Officer and President

Dated: March 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Name	Title	Date

/s/ DAVID M. MALCOLM David M. Malcolm	Chief Executive Officer and President (principal executive officer)	March 13, 2008
/s/ THOMAS K. CONNER Thomas K. Conner	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 13, 2008
/s/ KIM S. FENNEBRESQUE Kim S. Fennebresque	Chairman	March 13, 2008
/s/ JEFFREY KURZWEIL Jeffrey Kurzweil	Director	March 13, 2008
/s/ PHILIP B. POOL, JR. Philip B. Pool, Jr.	Director	March 13, 2008
/s/ L. THOMAS RICHARDS L. Thomas Richards	Director	March 13, 2008
/s/ JOHN E. TOFFOLON, JR. John E. Toffolon, Jr.	Director	March 13, 2008
/s/ CHARLES W.B. WARDELL, III Charles W.B. Wardell, III	Director	March 13, 2008

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 2006)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 on Form 8-K dated November 13, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 on Form S-1/A filed on June 12, 2006)
4.2	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc. (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2006)
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
10.3	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.3 on Form S-1/A filed on June 12, 2006)*
10.4	2006 Equity and Incentive Plan (incorporated by reference from Exhibit 10.4 on Form S-1/A filed on June 12, 2006)*
10.5	Sublease, dated as of December 19, 2005, between Société Générale and SG Cowen & Co., LLC (incorporated by reference from Exhibit 10.5 on Form S-1 filed on March 21, 2006)
10.6	Lease, dated as of October 29, 1993, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a) on Form S-1/A filed on May 17, 2006)
10.7	Supplemental Indenture, dated as of May 5, 1998, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a)(i) on Form S-1/A filed on May 17, 2006)
10.8	Master Services Agreement, dated as of January 21, 2005, between SG Cowen & Co., LLC and Savvis Communications Corp. (incorporated by reference from Exhibit 10.6 on Form S-1/A filed on May 17, 2006)
10.9	Services Agreement, dated as of December 6, 2004, between SG Cowen & Co., LLC and Hewlett-Packard Company (incorporated by reference from Exhibit 10.7 on Form S-1/A filed on May 17, 2006)
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
10.14	Form of Director Award Agreement (incorporated by reference from Exhibit 99.1 on Form 8-K filed on September 14, 2006)*
10.15	Form of 2006 Equity Award Agreement for Executive Officers (incorporated by reference from Exhibit 10.15 on Form 10-K for the year ended December 31, 2006)*
10.16	Employment Agreement of J. Kevin McCarthy (incorporated by reference from Exhibit 10.16 on Form 10-K for the year ended December 31, 2006)*
10.17	Form of 2006 Executive Incentive Award Agreement (incorporated by reference from Exhibit 10.17 on Form 10-K for the year ended December 31, 2006)*
10.18	Form of 2006 Incentive Award Agreement with Kim S. Fennebresque (incorporated by reference from Exhibit 10.18 on Form 10-K for the year ended December 31, 2006)*
10.19	Amended and Restated Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K dated November 13, 2007)*
10.20	Resignation Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 on Form 8-K dated March 4, 2008)*
10.21	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.2 on Form 8-K dated March 4, 2008)*
10.22	Employment Agreement of David M. Malcolm (incorporated by reference from Exhibit 10.3 on Form 8-K dated March 4, 2008)*
10.23	2007 Equity and Incentive Plan (incorporated by reference from Exhibit 10-1 on Form 8-K dated June 7, 2007)*
10.24	Form of 2007 Equity Award Agreement for Executive Officers (filed herewith)*
21.1	List of Subsidiaries of Cowen Group, Inc. (filed herewith)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

*
Signifies management contract or compensatory plan or arrangement.

E-2

QuickLinks

TABLE OF CONTENTS
Special Note Regarding Forward-Looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Cowen Group, Inc. Consolidated Statements of Financial Condition As of December 31, 2007 and 2006
Cowen Group, Inc. Consolidated Statements of Operations For the Years Ended December 31, 2007, 2006 and 2005
Cowen Group, Inc. Consolidated Statements of Changes in Stockholders' / Group Equity For the Years Ended December 31, 2007, 2006 and 2005
Cowen Group, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2007, 2006 and 2005
Cowen Group, Inc. Notes to Consolidated Financial Statements
Cowen Group, Inc. Quarterly Financial Information (Unaudited)
SIGNATURES
Exhibit Index