Form 10-K/A
period 2007-12-31
Cowen Group, Inc.
filed 2008-04-03
CIK 1355007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was: $284,498,075.

As of March 10, 2008 there were 14,593,478 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Explanatory Note

Cowen Group, Inc. (“the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), solely to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.  Part IV is also amended to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934.

Item 15.    Exhibits and Financial Statement Schedules

(a)                                  Documents filed as part of this Annual Report on Form 10-K:

1.                                       Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 of the Form 10-K. The required financial statements appear on pages F-1 through F-39 of the Form 10-K.

2.                                       Financial Statement Schedules

Separate financial statement schedules have been omitted from the Form 10-K either because they are not applicable or because the required information is included in the consolidated financial statements.

3.                                       Exhibits

See the Exhibit Index on pages E-1 through E-2 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.

	By:	/s/ David M. Malcolm
	Name:	David M. Malcolm
	Title:	Chief Executive Officer and President

Dated: April 3, 2008

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2007)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 on Form S-1/A filed on June 12, 2006)

4.2	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc. (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2006)

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

E-1

Exhibit No.	Description
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

10.14	Form of Director Award Agreement (incorporated by reference from Exhibit 99.1 on Form 8-K filed on September 14, 2006)*

10.15	Form of 2006 Equity Award Agreement for Executive Officers (incorporated by reference from Exhibit 10.15 on Form 10-K for the year ended December 31, 2006)*

10.16	Employment Agreement of J. Kevin McCarthy (incorporated by reference from Exhibit 10.16 on Form 10-K for the year ended December 31, 2006)*

10.17	Form of 2006 Executive Incentive Award Agreement (incorporated by reference from Exhibit 10.17 on Form 10-K for the year ended December 31, 2006)*

10.18	Form of 2006 Incentive Award Agreement with Kim S. Fennebresque (incorporated by reference from Exhibit 10.18 on Form 10-K for the year ended December 31, 2006)*

10.19	Amended and Restated Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K dated November 13, 2007)*

10.20	Resignation Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K dated March 4, 2008)*

10.21	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K dated March 4, 2008)*

10.22	Employment Agreement of David M. Malcolm (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K dated March 4, 2008)*

10.23	2007 Equity and Incentive Plan (incorporated by reference from Exhibit 10-1 to the Current Report on Form 8-K dated June 7, 2007)*

10.24	Form of 2007 Equity Award Agreement for Executive Officers (filed previously)*

21.1	List of Subsidiaries of Cowen Group, Inc. (filed previously)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed previously)

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed previously)

31.3	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished previously)

E-2