Form 10-K/A
period 2007-12-31
Cowen Group, Inc.
filed 2008-05-01
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Explanatory Note

        Cowen Group, Inc. ("the "Company") is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K") to provide the additional information required by Part III. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

        The number of directors currently serving on our Board of Directors is seven. Our Board of Directors resolved to increase the size of the Board to seven directors, effective March 4, 2008, upon the retirement of Kim S. Fennebresque as our Chief Executive Officer and President and the appointment of David M. Malcolm as Chief Executive Officer and a Class I Director. Our Board of Directors is divided into three classes. Except for the initial appointment of directors in connection with our initial public offering and the appointment of David M. Malcolm on March 4, 2008, the members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years.

        Set forth below is biographical information for each of the nominees for election as director and for the directors whose terms of office will continue after our 2008 Annual Meeting. All ages are as of April 17, 2008.

Name	Age	Class—Term Expiring	Director Since
Jeffrey Kurzweil(1)(2)	58	II—2008 Annual Meeting	2006
John E. Toffolon, Jr.(3)(4)	57	II—2008 Annual Meeting	2006
Kim S. Fennebresque	58	I—2009 Annual Meeting	2006
David M. Malcolm	60	I—2009 Annual Meeting	2008
L. Thomas Richards, M.D.(1)(2)(3)	38	I—2009 Annual Meeting	2006
Philip B. Pool, Jr.(3)(4)	54	III—2010 Annual Meeting	2006
Charles W.B. Wardell, III(1)(4)	62	III—2010 Annual Meeting	2006

(1)
Member of the Nominating and Corporate Governance Committee.

(2)
Effective April 23, 2008, Mr. Kurzweil resigned as a member of the Audit Committee. At the recommendation of the Nominating and Corporate Governance Committee, Dr. Richards was appointed to the Audit Committee on that date.

(3)
Member of the Audit Committee.

(4)
Member of the Compensation Committee.

CLASS II DIRECTORS—TERMS ENDING IN 2011

        JEFFREY KURZWEIL:    Mr. Kurzweil has been a partner with the law firm Venable LLP since 2002. Mr. Kurzweil focuses his practice on public policy and government relations at the federal, state, and local levels. Prior to joining Venable, Mr. Kurzweil was a sole practitioner for six years from 1998 to 2002 during which time he also focused on public policy and government relations. Prior to that,

Mr. Kurzweil was a partner at several Washington, D.C. firms. In government service from 1978 to 1979, Mr. Kurzweil served as Special Assistant to the General Counsel of the U.S. Department of Commerce. Mr. Kurzweil is a cum laude graduate of Duke University and received his law degree from Vanderbilt Law School. Mr. Kurzweil has served on the Board of Trustees of Duke University, the Board of Visitors of Johnson C. Smith University, the Alumni Board of Vanderbilt Law School, and the Board of Directors of The American Schools of Oriental Research. In addition to serving as a director of Cowen Group, Inc., Mr. Kurzweil also currently serves as one of two non-family members of the Board of Directors of JWM Family Enterprises, a Marriott Family private enterprise.

        JOHN E. TOFFOLON, JR.:    Mr. Toffolon has served as our Lead Director since June 2007. Mr. Toffolon is a partner of The Shermen Group and is the Chief Financial Officer and a member of the Board of Directors of Shermen WSC Acquisition Corp., a blank check public company formed for the purpose of acquiring an operating business in the alternative energy and/or agricultural field. From 2001 to 2003, Mr. Toffolon served as an advisor to the Chairman and Chief Executive Officer of Royster- Clark, Inc., a privately-held chemicals distribution company. From 1992 to 2000, Mr. Toffolon served in various capacities, including Executive Managing Director, Chief Financial Officer and Chief Administrative Officer for Nomura Holding America, Inc. and Nomura Securities International, Inc. Mr. Toffolon also served as a member of the Boards of Directors of both Nomura companies. From 1979 to 1990, Mr. Toffolon worked at The First Boston Corporation in various capacities, including Chief Financial Officer and Managing Director, and served on the Management and Capital Commitment Committees.

CLASS I DIRECTORS—TERMS ENDING IN 2009

        KIM S. FENNEBRESQUE:    Mr. Fennebresque currently serves as our Non-Executive Chairman. Mr. Fennebresque voluntary retired as Chief Executive Officer and President of the Company on March 4, 2008. Mr. Fennebresque previously served as our Chairman and President since the formation of Cowen Group, Inc. in February 2006 and served as Chief Executive Officer from July 2006. Mr. Fennebresque served as Chief Executive Officer and President of Cowen and Company, LLC, and its predecessor companies, from November 1999 until March 4, 2008 and as Chairman of Cowen and Company, LLC and its predecessors from August 2005 until March 4, 2008. Prior to becoming Chief Executive Officer of Cowen and Company, LLC, Mr. Fennebresque served as Head of Mergers & Acquisitions of Cowen and Company, LLC from 1998 to 1999 and became Head of Investment Banking in 1999. Mr. Fennebresque joined Cowen and Company, LLC in March 1998 from UBS Securities where he had served as Head of the Corporate Finance and Mergers & Acquisitions Departments. From 1991 to 1994, he was a General Partner and Co-Head of Investment Banking at Lazard Frères & Co. From 1977 to 1991, he was with The First Boston Corporation where he held various positions including Head of Leveraged Acquisitions, Head of Transaction Development and Co-Head of General Investment Banking.

        DAVID M. MALCOLM:    Mr. Malcolm currently serves as our Chief Executive Officer and President, a position he has held since March 4, 2008. Mr. Malcolm has also served as Chairman, Chief Executive Officer and President of Cowen and Company, LLC since March 4, 2008. Mr. Malcolm previously served as our Executive Vice Chairman from October 2006. From 2001 through 2006, Mr. Malcolm served as Head of Investment Banking. He joined the Company in 2000 as Chairman of the Executive Committee from Société Générale where he served as Head of Leveraged Finance. Prior to joining Société Générale in 1996, Mr. Malcolm was a Senior Managing Director at Bear Stearns. Mr. Malcolm also served as a Managing Partner of Anthem Partners, L.P., an advisory investment banking boutique. Prior to that, Mr. Malcolm was a Managing Director of The First Boston Corporation, where he founded and ran the High Yield Finance Group.

        L. THOMAS RICHARDS, M.D.:    Dr. Richards is an Emergency Medicine physician who serves on the Clinical Faculty of both Stanford University Hospital and UCSF Medical Center. Dr. Richards is a 2003 graduate of Harvard Medical School and a graduate of Yale College. Prior to attending medical school in 1999, Dr. Richards was an investment banker in the Mergers & Acquisitions departments of several firms, including Lazard Frères & Co, UBS Securities LLC and Cowen and Company, LLC.

CLASS III DIRECTORS—TERMS ENDING IN 2010

        PHILIP B. POOL, JR.:    Mr. Pool currently serves as a Managing Director of Willis Stein & Partners, a middle market leveraged buyout firm. Prior to joining Willis Stein in July 2001, Mr. Pool was a Managing Director in the Investment Banking Group of Credit Suisse First Boston Corporation, or CSFB, where he worked from November 2000 to May 2001 following CSFB's acquisition of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Pool joined DLJ in 1994, where he co-headed the Private Fund Group. From 1985 to 1994, Mr. Pool was an investment banker with Merrill Lynch & Co., and from 1980 to 1985, he was an investment banker with Kidder, Peabody & Co. Incorporated.

        CHARLES W.B. WARDELL, III:    Mr. Wardell is a Senior Client Partner at Korn/Ferry. Korn/Ferry International is an executive search firm with more than 70 offices throughout the world. Mr. Wardell has seven years of service with Korn/Ferry. Prior to joining Korn/Ferry, Mr. Wardell held senior positions at a number of firms, including Nordeman Grimm, American Express, Travelers, Mastercard International and Citicorp. Mr. Wardell also served as Deputy Special Assistant and Staff Assistant to Presidents Nixon and Ford, Administrative Aide to General Alexander Haig and Richard Cheney when they served as President Nixon's and Ford's Chief of Staff, respectively, and was appointed by President Ford as a Deputy Assistant Secretary of State. Mr. Wardell graduated from Harvard College and was honorably discharged as an officer in the Army after distinguished service in Vietnam.

EXECUTIVE OFFICERS OF THE COMPANY

        Biographies of the current executive officers of the Company are set forth below, excluding Mr. Malcolm's biography, which is included under "Class I Directors—Terms Ending in 2009" above. Each executive officer serves at the discretion of the Board of Directors.

Thomas K. Conner	Age: 47

        Mr. Conner has been Chief Financial Officer of Cowen Group, Inc. since June 2006 and is a member of the Office of the Chief Executive, or the OCE. Mr. Conner has served as Chief Financial Officer of Cowen and Company, LLC and its predecessor entities since July 2003. He joined the Company in 1992 as Division Financial Officer for the firm's investment banking activities. Prior to joining Cowen and Company, LLC, Mr. Conner worked for TLP Leasing Programs in Boston, where he managed the accounting operations of 15 public and 15 private limited partnerships. From 1987 to 1989, Mr. Conner worked for Atlantic Capital Corporation. He began his career at Deloitte Haskins & Sells in 1983.

William H. Dibble	Age: 54

        Mr. Dibble has served as Head of Human Resources of Cowen Group, Inc. since its formation in February 2006 and is a member of the OCE. Mr. Dibble joined the Company as Head of Human Resources in August 2004. Prior to joining the Company, Mr. Dibble had more than 20 years of human resources experience within the financial services industry. Most recently, Mr. Dibble was Head of Human Resources for Nomura Securities International, Inc. from 2002 to 2004. Prior to Nomura Securities, International, Inc., Mr. Dibble held a variety of human resources roles at The First Boston

Corporation, Marsh & McLennan and Merrill Lynch focusing on benefits, compensation, performance management, employee relations, training and development, succession planning and recruiting.

Mark A. Egert	Age: 45

        Mr. Egert has served as Chief Compliance Officer of Cowen Group, Inc. since its formation in February 2006 and is a member of the OCE. Mr. Egert joined the Company as Chief Compliance Officer in January 2005. Prior to joining the Company, Mr. Egert was Legal & Compliance Director for RBC Capital Markets Corporation, a subsidiary of the Royal Bank of Canada from 2003 to January 2005. From 2001 to 2003, he was Chief Legal Officer of ABN AMRO Inc., the U.S. broker-dealer affiliate of Dutch bank, ABN AMRO, and served in other positions at that firm from 1997 to 2001. Mr. Egert also was associated with the law firms of Shearman & Sterling from 1987 to 1992 and Kavanagh Peters Powell & Osnato from 1992 to 1994, and was Vice President and Associate General Counsel at the Securities Industry Association from 1994 to 1997.

J. Kevin McCarthy	Age: 43

        Mr. McCarthy has served as General Counsel of Cowen Group, Inc. since December 2006 and is a member of the OCE. Mr. McCarthy is also the General Counsel of Cowen and Company, LLC. From 2004 until he joined the Company in December 2006, Mr. McCarthy was a partner at Wilmer Cutler Pickering Hale and Dorr LLP in New York. From 1996 to 2004, Mr. McCarthy was with Credit Suisse First Boston, where he served in a variety of capacities, most recently as Managing Director and Global Head of Litigation. He began his legal career at Willkie Farr & Gallagher in 1990.

Christopher A. White	Age: 43

        Mr. White has been the Vice President of Cowen Group, Inc. since its formation in February 2006 and is a member of the OCE. Mr. White has served as Chief of Staff of Cowen and Company, LLC and its predecessor entities since December 2005 and as Chief Administrative Officer of Cowen and Company, LLC and its predecessor entities since June 2006. Mr. White served as a member of SG Capital Partners, the Merchant Banking Division of Cowen and Company, LLC, from 2003 to December 2005. Prior to joining the Merchant Banking Division, Mr. White was in the Equity Capital Markets Group of Cowen and Company, LLC. Prior to joining Cowen in 1999, Mr. White worked at Salomon Smith Barney in the Equity Capital Markets Group. In addition, Mr. White has seven years experience as a practicing securities and mergers and acquisitions lawyer. Mr. White serves as a Director of Coleman Properties, LLC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the Securities and Exchange Commission.

        Based on a review of copies of such reports and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2007 have been satisfied except for the following: (i) a late report by Mr. Fennebresque with respect to the purchase of 5,000 shares by Mr. Fennebresque's daughter on February 26, 2007, which was reported on March 2, 2007; (ii) late reports by Messrs. Kurzweil, Pool, Toffolon, Wardell and Dr. Richards with respect to their respective equity award grants of June 7, 2007, which were reported on July 9, 2007; and (iii) a late report by Mr. Egert related to a purchase of 500 shares on August 29, 2007 which was reported on March 3, 2008.

Code of Business Conduct and Ethics

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.cowen.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of the code. You may also request a copy of the code by writing to Cowen Group, Inc., Attn: Corporate Secretary, 1221 Avenue of the Americas, New York, NY 10020.

Audit Committee

        Our Board has established an Audit Committee which operates under a charter that has been approved by our Board.

        Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market, and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

        The current members of our Audit Committee are Messrs. Toffolon (Chairperson) and Pool and Dr. Richards. Effective April 23, 2008, Dr. Richards replaced Mr. Kurzweil as a member of the Audit Committee. The Board of Directors has determined that each of Messrs. Toffolon and Pool, who are independent directors, is an "audit committee financial expert" as defined by applicable SEC rules.

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

        Each of our "named executive officers" listed in the Summary Compensation Table served as an executive officer for the full year period ending on December 31, 2007. Our "named executive officers" for 2007 consisted of the following individuals:

  •
  Kim S. Fennebresque, who served as our Chairman, Chief Executive Officer and President;

  •
  Thomas K. Conner, who serves as our Chief Financial Officer and Treasurer;

  •
  Christopher A. White, who serves as our Vice President, Chief of Staff and Chief Administrative Officer;

  •
  J. Kevin McCarthy, who serves as our General Counsel; and

  •
  Mark A. Egert, who serves as our Chief Compliance Officer.

        Each of the named executive officers was a member of our Office of the Chief Executive, or the OCE, as of December 31, 2007. Subject to the oversight of our Board of Directors, the OCE is responsible for establishing policies and procedures regarding overall corporate decisions, including investment decisions, legal, regulatory and compliance matters, insurance coverage, human resources and administration and tax matters. In addition, the OCE sets general compensation policies, determines our financing requirements, objectives and principles, and considers, where appropriate, acquisitions, dispositions and other significant transactions. In addition to the named executive officers listed above, our other executive officer is the Head of Human Resources of Cowen and Company, LLC, who is a member of the OCE. The members of the OCE are appointed annually by our CEO.

        Mr. Fennebresque voluntarily resigned as our Chief Executive Officer and President on March 4, 2008. He currently serves as our Non-Executive Chairman of the Board of Directors and is employed as a Senior Advisor to the Company. David M. Malcolm became our Chief Executive Officer and President effective March 4, 2008. This compensation discussion and analysis focuses on the compensation of our named executive officers for 2007 and prior years, but includes information about Mr. Malcolm's current compensation arrangements to the extent required for an understanding of our executive compensation program. Unless otherwise specified, references to the Chief Executive Officer and his role in the compensation process refer to Mr. Fennebresque, who was serving in that position when compensation for 2007 was determined.

Compensation Philosophy and Objectives

        We seek to maintain a ratio of compensation and benefits expense to revenue in an amount between 58% and 60%, excluding expense associated with the initial grant of restricted stock and options in connection with our initial public offering in 2006. We raised our compensation ratio to 65% in 2007, excluding expense associated with the initial grant of restricted stock and options in connection with our initial public offering. While the 2007 compensation and benefits expense to revenue ratio was above our target range, we believe the increase was necessary in order to provide competitive compensation for our employees in 2007. The success of our business is based largely on the quality of our employees and we must continually monitor the market for their services and offer competitive compensation. We continue to seek to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to minimize employee turnover as a result of paying below market compensation. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        Our compensation program, including compensation of the named executive officers, is designed to achieve three objectives:

  •
  Pay for Performance.  A significant portion of the total compensation paid to each named executive officer is variable. The amount of compensation paid is determined based on the performance of the Company on an absolute basis through a comparison of our results to competitor firms and an evaluation of each executive officer's contribution to the Company and his or her performance against individualized qualitative goals.

  •
  Align Executive Officers' Interests with Stockholders' Interests.  We believe that equity ownership directly aligns the interests of our executive officers with those of our stockholders. We pay certain employees a portion of their year-end bonus in the form of equity awards subject to service-based vesting requirements. In connection with fiscal 2007 bonus payments, most employees earning at least $300,000 in total compensation for the year received a portion of their bonus in restricted stock. Pursuant to the equity distribution grid approved by the Compensation Committee, the percentage of total compensation paid in equity versus cash increases as total compensation increases.

  •
  Recruiting and Retention.  We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly-talented employees and a strong management team. We try to keep our compensation program comparable to industry practices so that we can continue to recruit and retain talented executive officers and employees.

Setting Compensation

        The Compensation Committee is responsible for approving the compensation paid to our named executive officers as well as certain other highly-compensated employees. Although the Compensation Committee has the authority to approve compensation for these individuals, the Committee has elected to present its compensation recommendations to the full Board of Directors for approval as a matter of good corporate governance. At the end of each year, the Compensation Committee recommends to the Board that the Board approve the amount of total compensation to be paid to such individuals. In making compensation determinations, the Compensation Committee reviews information presented to them by the Company's executive officers, compensation peer group information and the recommendations of a compensation consultant engaged by the Committee.

Involvement of Executive Officers

        Our Chief Executive Officer, in consultation with our Vice President, our General Counsel and employees in our Human Resources department, assists the Compensation Committee with its work. These individuals assist the Compensation Committee by presenting information to the Compensation Committee and making recommendations for the Compensation Committee's review and consideration. Such information and recommendations include, among other things, the compensation that should be received by the executive officers and certain other highly compensated employees; performance evaluations; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee.

Compensation Peer Group

        In making compensation decisions, our Compensation Committee reviewed two sets of peer group data. One set of data included a compensation peer group of firms identified by management with which we compete for executive talent. For 2007, our compensation peer group consisted of Greenhill & Co., Inc., Jefferies Group, Inc., JMP Securities, Keefe, Bruyette & Woods, Inc., Knight Capital Group, Lazard LLC, Piper Jaffray & Co., and Thomas Weisel Partners Group, LLC. Management, together with PricewaterhouseCoopers, or PWC, the Compensation Committee's compensation consultant, gathered and provided information to the Compensation Committee relating to the compensation of the executive officers of these peer firms, including annual base salary, annual cash bonus, equity awards and all other compensation. The Compensation Committee used these data when determining our 2007 compensation levels to ensure that our compensation levels are competitive relative to the compensation paid by our peer group.

        The other set of peer group data consisted of external market surveys provided by MGMC, Inc., a compensation advisory firm. These market surveys allowed the Compensation Committee to benchmark each executive officer's total compensation against that of certain boutique investment banks and global investment banks. We use these external market surveys because we compete with companies of various sizes for executive officers and other senior employees. For 2007, the boutique investment banks included the following firms: BNP Paribas, CIBC, Dresdner, Jefferies Group, Inc., JMP Securities, Knight Securities, Lazard LLC, Piper Jaffray & Co., Thomas Weisel Partners Group, LLC and Wachovia Securities. The global investment banks included the following firms: Banc of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS. Each executive officer's total compensation for each of 2006 and 2005, and his compensation recommendation by management to the Compensation Committee for 2007, were compared to: (i) the 2006 midpoint of total compensation of a similarly positioned executive officer at a boutique investment bank; and (ii) the 2006 average, 25th, 50th and 75th percentile of total compensation of an officer with similar functions (but not necessarily the same title) at a global investment bank. The Compensation Committee reviews such composite market data to determine the market median compensation paid to similarly-situated executives. Market data are some of the many factors considered by the Compensation Committee when setting compensation, and the amount paid to each executive officer may be more or less than the composite market median based on the roles and responsibilities of the executive officer, experience level and other factors.

Compensation Consultant

        In 2006, the Compensation Committee engaged PWC as a compensation consultant to provide peer group analyses, competitive assessments and advice. At the request of the Compensation Committee, PWC participated in several Compensation Committee meetings during 2007 and advised the Compensation Committee as to the competitiveness of the base salary and bonus recommendations presented by our Chief Executive Officer, and the competitiveness of the ultimate compensation levels approved by the Board of Directors for each executive officer (including the Chief Executive Officer) and certain other highly compensated employees.

Compensation Program and Payments

        Our executive compensation consists of base salary, an annual bonus paid in the form of cash and equity-based awards and benefits, such as life insurance and other personal benefits. In addition, our former Chief Executive Officer and our current Chief Executive Officer are eligible to receive certain payments upon a termination or change in control.

Base Salary

        When making compensation decisions, the Compensation Committee makes a determination as to the total compensation an executive officer should receive for that fiscal year, and base salary is a component of that total compensation. The purpose of base salary is to provide a set amount of cash compensation for each executive officer that is not variable in nature and is generally competitive with market practices. Each year the Compensation Committee approves a cap on the aggregate firm-wide dollar amount of base salary increases based on a percentage of the prior year firm-wide base salary level. The base salary levels established for our named executive officers reflect a desire to maintain a relatively equitable compensation baseline among all senior employees, including our Chief Executive Officer. We also seek to set the base salaries of our named executive officers such that the majority of their total compensation is derived from their annual bonus. This is consistent with standard practice within the securities industry and we believe this allows us to reward performance.

        On occasion, we may adjust executive officers' base salaries within the firm-wide base salary cap described above. During 2007, we adjusted salaries only for Messrs. Conner and White. Each of the named executive officers, other than Mr. Egert, received a base salary of $250,000. Mr. Egert received a base salary of $200,000. Mr. Fennebresque's and Mr. McCarthy's base salaries are set out in their employment agreements. Under the terms of his employment agreement, Mr. Malcolm will receive a base salary of $250,000 for 2008. We anticipate that fiscal 2008 base salaries for our other named executive officers will remain the same as their fiscal 2007 base salaries.

Annual Bonus

        The majority of total compensation received by each executive officer is paid in the form of an annual bonus. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each executive officer. Each year, our senior management develops an equity distribution grid that sets forth the percentage of total compensation an employee will receive in the form of equity awards, in lieu of, not in addition to, a cash payment. The equity component of the annual bonus is subject to a vesting schedule as discussed below. The equity distribution grid is discussed and ultimately approved by the Compensation Committee. When approving the equity distribution grid, the Compensation Committee reviews how much stock is available under our equity and incentive plans for grants to employees and attempts to maximize our objective of aligning executives' interests with the interests of our stockholders. While doing this evaluation, the Compensation Committee reviews the practices of our peer companies. For fiscal 2007, the equity distribution grid was set such that any employee, regardless of title, earning total compensation in excess of $300,000 would, with rare exception, receive a percentage of his or her compensation over $250,000 in the form of an equity award. According to the equity distribution grid approved by the Compensation Committee, the percentage of total compensation that must be paid in equity increases as total compensation increases. For example, according to the fiscal 2007 equity distribution grid, an employee earning $300,000 in total compensation would receive 2.5% of his or her total compensation in the form of an equity award, while an employee earning over $1 million in total compensation would receive at least 21.3% of his or her total compensation in the form of an equity award. The Compensation Committee evaluates the grid every year and makes necessary changes to both remain competitive with our peer companies and to continue aligning the interests of our executive officers' with the interests of our stockholders.

        For fiscal 2007, the Compensation Committee decided that all equity compensation relating to fiscal 2007 bonuses was to be paid in the form of shares of restricted stock vesting as follows: 25% on May 15, 2009, 25% on May 15, 2010 and 50% on May 15, 2011. In deciding what form the equity awards should take, the Compensation Committee evaluated the following factors:

  •
  the number of shares of restricted stock or other equity-based awards that would need to be granted to achieve the appropriate dollar amount of equity being awarded to the employee;

  •
  limiting as much as possible the dilution to our stockholders associated with the issuance of additional shares; and

  •
  the number of shares of common stock available for grant under our 2007 and 2006 Equity and Incentive Plans.

        Based on these and other factors, the Compensation Committee concluded that, for fiscal 2007, restricted stock was the preferable form of equity award to be granted for compensation purposes.

        At its December 19, 2007 meeting, the Compensation Committee determined its recommendations for fiscal 2007 bonuses to our named executive officers and certain other highly-compensated employees. As previously noted, the Compensation Committee has elected to share its recommendations with the full Board and seek their formal approval of final compensation decisions. As a result, on December 20, 2007, the Board of Directors reviewed and approved the Compensation Committee's recommendations. All bonuses relating to fiscal 2007 were paid in early 2008. The equity portion of the bonus was granted in January 2008 and the cash portion of the bonus was paid in February 2008. To eliminate the impact that a significant price change in the market value of our common stock may have on the number of shares of restricted stock that were to be delivered to an employee, the Compensation Committee approved valuing the restricted stock using the volume-weighted average price for a 15 trading day period ending on a date in mid-January, which equaled $9.11 per share.

  Compensation Determinations and Relevant Factors

        When determining the amount of annual bonus to be paid for fiscal 2007, the Compensation Committee reviewed and considered the following information:

  •
  the financial performance of the Company as a whole and each individual business unit compared to fiscal 2006;

  •
  the financial performance of the Company compared to comparable public companies and other companies in the securities industry;

  •
  external market surveys of total compensation paid by certain boutique investment banks and global investment banks;

  •
  historical compensation information for each executive officer;

  •
  performance evaluations of the members of the OCE other than the Chief Executive Officer, prepared by the Chief Executive Officer, reflecting the Chief Executive Officer's review and peer reviews of each executive officer, which the Compensation Committee discussed with the Chief Executive Officer;

  •
  base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group; and

  •
  recommendations of the Chief Executive Officer regarding total compensation, which the Compensation Committee discussed with the Chief Executive Officer.

Mr. Fennebresque's Compensation

  Mr. Fennebresque's Initial Public Offering Award

        In connection with our initial public offering, Mr. Fennebresque received 975,000 shares of restricted stock scheduled to vest on December 31, 2010. Mr. Fennebresque forfeited these shares, in their entirety, upon his voluntary resignation. The amounts shown in the "Stock Awards" column of the Summary Compensation Table below include the compensation costs recognized in accordance with FAS 123R in connection with this grant. This expense was reversed in the first quarter of 2008.

  Employment Agreements with Mr. Fennebresque

        The Company had two applicable employment agreements with Mr. Fennebresque during 2007, each described in greater detail under "Employment Agreements with Certain Named Executive Officers". We entered into an employment agreement with Mr. Fennebresque effective January 1, 2006, pursuant to which Mr. Fennebresque served as Chairman and Chief Executive Officer of Cowen and Company, LLC. On November 13, 2007, Mr. Fennebresque and the Company entered into an amended and restated employment agreement, or the Restated Agreement. The principal purpose of the amendments reflected in the Restated Agreement was to eliminate the minimum guaranteed bonuses previously provided, effective with the 2007 calendar year. In the aggregate, $7,000,000 in minimum guaranteed bonus payments otherwise required to be paid to Mr. Fennebresque through 2010 were eliminated through the amendments. Amounts shown in the Summary Compensation Table for 2006 reflect payments made in accordance with Mr. Fennebresque's 2006 employment agreement, including the minimum guaranteed bonus, while amounts shown for 2007 reflect payments made in accordance with the Restated Agreement.

  Mr. Fennebresque's Compensation

        When setting fiscal 2007 total compensation for Mr. Fennebresque, the following factors significantly influenced the Compensation Committee:

  •
  Mr. Fennebresque's compensation was negatively impacted by the overall annual financial performance of the Company during fiscal 2007.

  •
  Mr. Fennebresque's compensation was positively impacted by his contribution to strengthening our existing platform, including through strategic personnel investments and new initiatives, such as:

  •
  expanding our target sectors to include aerospace & defense and telecommunications investment banking;

  •
  strengthening our strategic advisory practice resulting in increased revenue year-over-year;

  •
  his contribution to the continued performance of our sales and trading group;

    •
    expanding our alternative asset management business by establishing Cowen Healthcare Royalty Partners, or CHRP;

    •
    establishing our traditional asset management business through the formation of Cowen Asset Management, LLC, or CAM US, and Cowen Asset Management, Limited, or CAM UK;

    •
    exploring growth opportunities in China, which ultimately resulted in the execution of an agreement with Latitude Capital Group;

    •
    executing various cost cutting measures which resulted in the year-over-year reduction in non-compensation expenses; and

  •
  Mr. Fennebresque's request to limit his total compensation based on the Company's performance and his desire to limit the impact of his compensation on the bonus pool for the benefit of other employees.

        Under the SEC's rules, we are required to report in the Summary Compensation Table the dollar amount of the restricted stock received by Mr. Fennebresque that are recognized by the Company as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with FAS 123R for the fiscal year. As a result, no portion of the bonus paid to Mr. Fennebresque in the form of restricted stock for his fiscal 2007 performance is included in the Summary Compensation Table because the equity award was made in 2008. The table below sets forth the total compensation awarded to Mr. Fennebresque for his fiscal 2007 performance. The amount includes the dollar value of the entire amount of the equity award received by Mr. Fennebresque in January 2008, but excludes the equity awards received by Mr. Fennebresque in connection with our initial public offering and 2006 compensation. We believe this information is helpful to understanding how our compensation program rewarded Mr. Fennebresque for his performance during fiscal 2007.

        Based on the information and factors described above, the Board of Directors at the recommendation of the Compensation Committee awarded Mr. Fennebresque a discretionary bonus for fiscal 2007 of $750,000. Such amount, after being subject to the equity distribution grid, was paid as follows:

Name	Title	Base Salary	Cash Bonus	Restricted Stock		All Other Compensation		Total Compensation
Kim S. Fennebresque	Chairman, Chief Executive Officer and President	$250,000	$537,500	$212,500 (23,326 shares	)	$70,294	(1)	$1,070,294

(1)
All other compensation for Mr. Fennebresque includes the costs associated with a company-provided car and driver and a de minimis annual premium payment for a $50,000 term life insurance policy.

  Mr. Fennebresque's Resignation Agreement and Employment Agreement

        On March 4, 2008, Mr. Fennebresque voluntarily resigned as Chief Executive Officer and President of the Company. Mr. Fennebresque currently serves as Non-Executive Chairman of the Board and is employed as a Senior Advisor to the Company.

        In connection with Mr. Fennebresque's voluntary resignation, he and the Company entered into an agreement containing the terms and conditions of his resignation, or the Resignation Agreement. The Resignation Agreement provides that Mr. Fennebresque forfeits in its entirety to the Company the equity award he received in connection with the initial public offering of the Company, or the IPO Award. In the event that a change in control (as defined below in "Potential Payments Upon

Termination or Change-In-Control") transaction is entered into at any point prior to January 1, 2009 and is ultimately consummated, Mr. Fennebresque shall receive a lump sum cash payment equal to the number of shares subject to the IPO Award, multiplied by the value per share paid or delivered in the change in control transaction, with such adjustments as may be necessary to reflect the manner and form of payment in connection with the change in control transaction. Mr. Fennebresque shall continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation.

        On March 4, 2008, Mr. Fennebresque and the Company also entered into an agreement containing the terms and conditions of his employment as a Senior Advisor to the Company. This agreement provides, among other things, that Mr. Fennebresque shall be employed as a Senior Advisor to the Company at an annual salary of $250,000, with a commitment to the Company not to exceed 20% of Mr. Fennebresque's time. Mr. Fennebresque is entitled to an office paid for by the Company, subject to an initial per annum cap of $75,000 and a terminal cap of $175,000. Mr. Fennebresque has continued use of the car and driver provided to him by the Company through December 31, 2008. Mr. Fennebresque's role as Senior Advisor may continue until the earlier of his resignation or the end of the calendar year of his 70th birthday, and may only be terminated by the Company for cause (as defined below in "Potential Payments Upon Termination or Change-In-Control").

Employment Agreement with Mr. McCarthy

        Mr. McCarthy and the Company entered into an employment agreement on December 22, 2006. Under his employment agreement, Mr. McCarthy serves as an at-will employee and is entitled to a base salary of $250,000 and a minimum annual bonus of $450,000 for each of 2007 and 2008.

Other Named Executive Officers' Compensation

        When setting fiscal 2007 total compensation for our named executive officers, the following factors significantly influenced the Compensation Committee:

  •
  Our named executive officers' compensation was negatively impacted by the overall annual financial performance of the Company during fiscal 2007.

  •
  Our named executive officers' compensation was positively impacted by their respective contributions to strengthening our existing platform, including through new initiatives, and otherwise increasing the efficiency of Cowen such as:

  •
  expanding our alternative asset management business by establishing Cowen Healthcare Royalty Partners, or CHRP;

  •
  establishing our asset management business through the formation of Cowen Asset Management, LLC, or CAM US and Cowen Asset Management, Limited, or CAM UK;

  •
  executing various cost cutting measures which resulted in the year-over-year reduction in non-compensation expenses;

  •
  exploring growth opportunities in China, which ultimately resulted in the execution of an agreement with Latitude Capital Group;

  •
  the successful conversion to a new clearing firm; and

  •
  the successful conversion to a new order management system.

        Under the SEC's rules, we are required to report in the Summary Compensation Table the dollar amounts of the restricted stock for each named executive officer recognized by the Company as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with FAS 123R for the fiscal year. As a result, no portion of the bonuses paid in restricted stock to our named executive officers for their fiscal 2007 performance is included in the Summary Compensation

Table because the equity awards were made in 2008. The table below sets forth the total compensation awarded to the named executive officers for their fiscal 2007 performance. These amounts include the dollar value of the entire amount of the equity award received by the named executive officer in January 2008 but does not include any amounts for the restricted stock and options paid to the named executive officers in connection with our initial public offering or as part of their 2006 compensation. We believe this information is helpful to understanding how our compensation program rewarded our executive officers for their performance during fiscal 2007.

        Based on the information and factors described above, the Compensation Committee awarded each of the following named executive officers total compensation for fiscal 2007 as set forth below in the "Total Compensation" column. Such amounts, after being subject to the equity distribution grid, were paid as follows:

Name	Title	Base Salary	Cash Bonus	Restricted Stock		Total Compensation
Thomas K. Conner	Chief Financial Officer and Treasurer	$250,000	$247,500	$52,500 (5,763 shares	)	$550,000
Christopher A. White	Chief of Staff and Chief Administrative Officer	$250,000	$387,500	$112,500 (12,350 shares	)	$750,000
J. Kevin McCarthy	General Counsel	$250,000	$352,500	$97,500 (10,703 shares	)	$700,000
Mark A. Egert	Chief Compliance Officer	$200,000	$241,250	$33,750 (3,705 shares	)	$475,000

  Form of Payment

        Consistent with our philosophy regarding aligning executive officers' interests with stockholders' interests, the annual bonus for the named executive officers, including our Chief Executive Officer, was paid in a combination of cash and equity. As discussed above, the equity distribution grid set forth the percentage of total compensation an employee would receive in the form of equity awards. The restricted stock was granted in January 2008 and the cash portion of the bonus was paid in February 2008. The restricted stock will vest over a three year period, in each case, subject to the terms and conditions of the applicable award agreements, as described above.

Mr. Malcolm's Employment Agreement

        On March 4, 2008, our Board of Directors unanimously elected David M. Malcolm President and Chief Executive Officer of the Company, effective immediately. In connection with his appointment as Chief Executive Officer and President of the Company, Mr. Malcolm and the Company entered into an agreement containing the terms and conditions of his employment, or Mr. Malcolm's Employment Agreement.

        Mr. Malcolm's Employment Agreement provides that he shall be employed as the Chief Executive Officer and President of the Company from March 4, 2008 through December 31, 2010. Thereafter, Mr. Malcolm's term of employment shall be automatically renewed on an annual basis on January 1 of each successive year, subject to mutual termination provisions. Mr. Malcolm shall be entitled to an annual salary of $250,000 and shall be eligible to receive an annual performance-based bonus as determined by the Board of Directors at the recommendation of the Compensation Committee. In addition, subject to certain vesting provisions, Mr. Malcolm will receive the right to purchase 6.25% of the general partner of an affiliated alternative asset management partnership relating to Cowen Healthcare Royalty Partners, or the CHRP Interest.

        Mr. Malcolm may retire at any time following payment by the Company of annual bonuses for the 2010 calendar year or thereafter. Upon his retirement, Mr. Malcolm shall be employed by the Company as a Senior Advisor for a three-year term at an annual salary of $750,000. In addition, the Company will provide Mr. Malcolm, his spouse and dependents with health and medical benefits during this three-year period (to the extent permitted by the terms of the Company's benefit plans), or the Post Retirement Benefits.

        In the event that Mr. Malcolm's employment is terminated by the Company without cause or by him with good reason (as defined below), he shall be entitled to receive a lump sum cash payment of $3,000,000, as well as a lump sum cash payment equal to the aggregate value of the Post-Retirement Benefits.

        In the event that Mr. Malcolm's employment is terminated by the Company without cause or by him with good reason after a change in control of the Company (as defined below), he shall be entitled to receive a lump sum cash payment of $5,000,000 as well as a lump sum cash payment equal to the aggregate value of the Post-Retirement Benefits. In addition, in the event that a termination by the Company without cause or by him for good reason occurs prior to December 31, 2009, the CHRP Interest shall immediately vest.

        For purposes of Mr. Malcolm's agreement:

  •
  "cause" generally means conviction of Mr. Malcolm for any crime (whether or not related to his duties at Cowen), with the exception of minor traffic offenses, Mr. Malcolm's, fraud, dishonesty, gross negligence or substantial misconduct in the performance of his duties and responsibilities, Mr. Malcolm's violation of or failure to comply with the Company's internal policies or the rules and regulations of any regulatory or self-regulatory organization with jurisdiction over Cowen, and failure by Mr. Malcolm to perform the material duties of his position;

  •
  "good reason" means any requirement that Mr. Malcolm's services during the term of employment be rendered primarily at a location or locations other than Cowen's offices in New York, New York, or a material diminution by the Company of Mr. Malcolm's role and responsibility as the Chief Executive Officer and President of the Company, and as the Chairman, Chief Executive Officer and President of Cowen and Company, LLC; and

  •
  "change in control" is generally defined as any of the following: (A) ownership by a person or group acting in concert of more than forty percent (40%) of the combined voting power of the Company's then outstanding voting securities; or (B) specified changes in the composition of the Company's Board of Directors; or (C) a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation or other entity, other than (a) a merger or consolidation which results in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than forty percent (40%) of the combined voting power of the Company's then outstanding securities; or (D) approval by the Company's stockholders of a plan of liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the Company's assets.

Compensation Actions Prior to and in Connection with our Initial Public Offering

        Compensation reported in the Summary Compensation Table and elsewhere herein reflects several actions taken before or in connection with our separation from Société Générale, or SG, and our related initial public offering in July 2006. These actions were negotiated prior to the initial public offering and the formation of the Compensation Committee. We describe compensation actions before and in connection with our initial public offering since they significantly affect the amounts reported herein. The most significant actions are summarized briefly in this section to provide context.

        In connection with our initial public offering, our Chief Executive Officer received 975,000 shares of restricted stock. Mr. Fennebresque forfeited these shares, in their entirety, upon his voluntary resignation as Chief Executive Officer and President on March 4, 2008. Other executive officers also received awards of restricted stock as well as stock options in connection with our initial public offering. The amount of Mr. Fennebresque's stock award was determined by SG. For our other executive officers, the amounts of these awards were determined by our Chief Executive Officer and SG. The amount of the initial public offering related equity awards that we recognized as compensation expense for 2007 financial reporting purposes under FAS 123R are included in the Summary Compensation Table, and will continue to be reported in that table in future years as the compensation expense is recognized over the vesting period.

        In connection with our separation and initial public offering, certain of our named executive officers received various distributions under deferred compensation arrangements that were terminated as a result of our separation from SG. We do not currently maintain non-qualified deferred compensation arrangements for our executive officers.

        As noted above, we have excluded these initial public offering related equity grants and the deferred compensation distributions from the computation of our ratio of compensation and benefits expense to revenues.

Awards in Connection with Our Initial Public Offering

        Consistent with our philosophies regarding aligning executives' interests with stockholders' interests and retention of senior employees and in connection with our initial public offering and separation from SG, we granted certain of our senior employees and executive officers equity awards. We and SG agreed that a combination of restricted stock and stock options was the optimal way to align the long-term and short-term goals of the Company, SG and our other stockholders. SG agreed to fund the restricted stock portion of the equity grant. The amount of restricted stock that SG contributed was determined through negotiations between our executive officers and SG. These negotiations preceded our initial public offering. As a result, the Compensation Committee was not involved in these negotiations.

        The amount of restricted stock and stock options awarded to each of our executive officers and senior employees was determined by our Chief Executive Officer and SG. Our Chief Executive Officer's equity award was determined solely by SG. With the exception of the shares granted to Mr. Fennebresque, the restricted stock vests as follows: 25% on July 12, 2009 and July 12, 2010, respectively and the remaining 50% of the shares on July 12, 2011. Mr. Fennebresque forfeited these shares of restricted stock, in their entirety, upon his voluntary resignation as Chief Executive Officer on March 4, 2008. The stock options have an exercise price of $16.00 per share, which was the initial offering price to the public of our common stock. The options vest in 25% annual increments commencing on July 12, 2008.

Termination and Change of Control Arrangements

        As discussed in more detail below in "Provisions of Equity Award Agreements with Named Executive Officers other than our Chief Executive Officer", the award agreements with our named executive officers relating to equity grants (both restricted stock and options) in connection with our initial public offering and for 2006 performance to our named executive officers, other than our Chief Executive Officer, mandate that upon a termination of employment, other than as a result of death, disability or a qualified retirement, all unvested equity awards, and on occasion, all vested equity awards, will be forfeited. The terms of the award agreements for equity grants in connection with 2007 performance mandate that upon a termination of employment, other than as a result of death, disability or a qualified retirement or without Cause, as defined in the relevant award agreement, all unvested equity awards will be forfeited. In addition, each named executive officer, other than our Chief Executive Officer, must be employed by us on the payment date, with respect to cash, and on the grant date, with respect to equity awards, to receive those components of his annual bonus. Upon a change-in-control, all equity awards, including those granted to our Chief Executive Officer, will fully vest and all restrictions will lapse.

        The Restated Agreement with Mr. Fennebresque provided for severance payments in certain cases upon the termination of his employment and for the accelerated vesting of his equity awards. See "Potential Payments Upon Termination or Change-In-Control" below for a discussion of the circumstances and the amounts that would have been paid to Mr. Fennebresque if his employment had been terminated as of December 31, 2007. On March 4, 2008, Mr. Fennebresque voluntarily resigned as Chief Executive Officer and President of the Company. In connection with Mr. Fennebresque's resignation, he and the Company entered into the Resignation Agreement and an agreement containing the terms and conditions of his employment as a Senior Advisor to the Company, both of which superseded the Restated Agreement.

Non-Qualified Deferred Compensation Plans

        Since our initial public offering and separation from SG, Cowen Group, Inc. has not sponsored any non-qualified deferred compensation plans in which any of our named executives are participants. Prior to our initial public offering, certain of our named executive officers participated in deferred compensation plans sponsored by SG, the majority of which were terminated in connection with our initial public offering and separation from SG. SG is responsible for all future payments under any remaining deferred compensation plans.

Tax Deductibility under Section 162(m) of the Internal Revenue Code

        The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and to each other officer (other than the chief executive officer and chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our three most highly paid executive officers. In 2007, we sought and obtained shareholder approval for the Company's 2007 Equity and Incentive Plan. The plan is designed to qualify compensation awarded under our annual incentive program as "performance based" to ensure that the tax deduction is available to the Company.

        For tax purposes, none of our named executive officers recognized compensation in excess of $1 million in 2007 because no stock awards vested during the period.

COMPENSATION COMMITTEE REPORT

        The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.

Compensation and Benefits Committee of the Board of Directors of Cowen Group, Inc.
Charles W.B. Wardell, III, Chairperson
Philip B. Pool, Jr.
John E. Toffolon, Jr.

Summary Compensation Table

        The following table sets forth compensation information for the years ended December 31, 2006 and December 31, 2007 for our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated named executive officers, all of whom were serving as executive officers at December 31, 2007.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)(2)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Kim S. Fennebresque Chairman and Chief Executive Officer	2007 2006	250,000 250,000	537,500 2,347,500		4,311,854 1,733,333	(4) (4)	— —	70,294 65,000	(5)	5,169,648 4,395,833
Thomas K. Conner Chief Financial Officer	2007 2006	250,000 200,000	247,500 435,000	(6)	84,393 25,179		24,470 12,616	— —		606,363 672,795
Christopher A. White Chief of Staff and Chief Administrative Officer	2007 2006	250,000 200,000	387,500 662,500		148,506 37,793		36,626 18,882	— —		822,632 919,175
J. Kevin McCarthy General Counsel	2007	250,000	352,500		35,537		—	—		638,037
Mark A. Egert Chief Compliance Officer	2007 2006	200,000 200,000	241,250 355,000	(6)	44,162 10,077		9,771 5,038	— —		495,183 570,115

(1)
The amounts in this column reflect cash bonuses paid to the named executive officers for fiscal 2006 and fiscal 2007 performance. In each year, the amount of cash bonus for each named executive officer was determined by inputting each named executive officer's total compensation for the fiscal year into the equity distribution grid for that year. For a description of 2007 cash bonuses and the 2007 equity distribution grid please see "Compensation Discussion and Analysis—Compensation Program and Payments." For 2007, all bonuses for named executive officers were entirely discretionary except for Mr. McCarthy's bonus. Pursuant to the terms of his employment agreement, Mr. McCarthy was entitled to receive a minimum annual bonus of $450,000 for 2007. Mr. McCarthy did not receive any discretionary bonus in addition to the minimum annual bonus provided for in his employment agreement. For 2006, all bonuses for named executive officers (excluding Mr. McCarthy who was not a named executive officer in 2006) were entirely discretionary except for Mr. Fennebresque's bonus. Pursuant to the terms of Mr. Fennebresque's employment agreement, he was entitled to receive a minimum annual bonus of $1,750,000 for fiscal 2006. Any annual bonus amount awarded to Mr. Fennebresque for fiscal 2006 that was greater than $1,750,000 was awarded at the discretion of the Compensation Committee and approved by the Board of Directors.

(2)
The entries in the stock awards column reflect the dollar amounts of stock-based compensation recognized for 2006 and 2007 financial statement reporting purposes in accordance with FAS 123R, excluding forfeiture assumptions. For each named executive officer, the amount in 2006 reflects only the compensation cost of the restricted stock awards granted in connection with our initial public offering in July 2006 and the amount in 2007 reflects the compensation cost of both the restricted stock awards granted in connection with our initial public offering and the restricted stock awards granted in January 2007 in connection with 2006 compensation. In accordance with FAS 123R expense recognition provisions, unearned compensation associated with share- based awards with graded vesting periods is expensed on an accelerated basis over the vesting period of the award. Please refer to Note 14 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the relevant assumptions used to determine the valuation of our stock for accounting purposes. Please note that this table does not include restricted stock awards related to fiscal 2007 bonuses since those awards were made after December 31, 2007. Please see "Compensation Discussion and Analysis—Compensation Program and Payments" above for the amount of restricted stock granted to named executive officers in connection with fiscal 2007 bonuses.

(3)
The entries in the option awards column reflect the dollar amounts of stock-based compensation recognized for 2006 and 2007 financial statement reporting purposes in accordance with FAS 123R, excluding forfeiture assumptions. For each named executive officer, the amount reflects the compensation cost of the stock option awards granted in connection with our initial public offering in July 2006. In accordance with FAS 123R expense recognition provisions, unearned compensation associated with share-based awards with graded vesting periods is expensed on an accelerated basis over the vesting period of the award. Please refer to Note 14 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(4)
For Mr. Fennebresque, the entries in the stock awards column reflect $3,399,755 and $1,733,333 of stock-based compensation expense related to the restricted stock awards he was granted in connection with our initial public offering recognized in 2007 and 2006, respectively. Pursuant to the terms of Mr. Fennebresque's Resignation Agreement, Mr. Fennebresque forfeited the 975,000 shares awarded to him in connection with our initial public offering. As a result, $5,133,088 in stock-based compensation expense associated with the award was reversed in the first quarter of 2008.

(5)
For 2007, all other compensation for Mr. Fennebresque includes $70,294 related to his car and driver and a de minimis annual premium payment for a $50,000 term life insurance policy.

(6)
For fiscal 2006, Messrs. Conner and Egert each received a special one-time bonus in connection with our initial public offering. The entries in this column for Messrs. Conner and Egert include the cash component of their special one-time bonuses in the amounts of $60,000 and $64,000, respectively. The remaining portion of their special one-time bonus was awarded as equity following our fiscal 2006 year end and the appropriate stock compensation costs are reflected in the 2007 entries in the stock awards column.

2007 Grants of Plan-Based Awards

        The following table provides information regarding grants of plan-based awards made to the named executive officers during fiscal 2007. All grants were made under the 2006 Equity and Incentive Plan.

	Grant Date	Corporate Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Kim S. Fennebresque	1/16/2007	12/22/2006	68,345	—	—	1,412,691
Thomas K. Conner	1/16/2007	12/22/2006	3,322	—	—	68,666
Christopher A. White	1/16/2007	12/22/2006	7,027	—	—	145,248
J. Kevin McCarthy	1/16/2007	12/22/2006	3,322	—	—	68,666
Mark A. Egert	1/16/2007	12/22/2006	2,300	—	—	47,541

(1)
Amounts in this column represent January 2007 awards of restricted stock to our named executive officers in connection with 2006 performance.

(2)
The Company did not award options to any of its named executive officers in fiscal 2007.

(3)
The amounts in this column represent the grant date fair value of the awards in accordance with FAS 123R, excluding forfeiture assumptions. Refer to Note 14 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the relevant assumptions used to determine the valuation of our stock and options for accounting purposes.

Employment Agreements with Certain Named Executive Officers

        During the fiscal year ended December 31, 2007, the Company had employment agreements with two of its named executive officers: Mr. McCarthy and Mr. Fennebresque. Pursuant to his employment agreement, Mr. McCarthy serves as an at-will employee of Cowen Group, Inc. and was entitled to a base salary of $250,000 and a minimum annual bonus of $450,000 for 2007. The Company had two applicable employment agreements with Mr. Fennebresque during 2007, each described in greater detail below. We entered into an employment agreement with Mr. Fennebresque effective January 1, 2006, pursuant to which Mr. Fennebresque served as Chairman and Chief Executive Officer of Cowen and Company, LLC. On November 13, 2007, Mr. Fennebresque and the Company entered into an amended and restated employment agreement, or the Restated Agreement. The principal purpose of the amendments reflected in the Restated Agreement was to eliminate the minimum guaranteed bonuses previously provided, effective with the 2007 calendar year. In the aggregate, $7,000,000 in minimum guaranteed bonus payments otherwise required to be paid to Mr. Fennebresque through 2010 were eliminated through the amendments.

        On March 4, 2008, Mr. Fennebresque voluntarily resigned as Chief Executive Officer and President of the Company. In connection with Mr. Fennebresque's resignation, he and the Company entered into an agreement containing the terms and conditions of his resignation, or the Resignation Agreement, and an agreement containing the terms and conditions of his employment as a Senior Advisor to the Company, both of which superseded the Restated Agreement.

  Employment Agreement with Mr. Fennebresque Effective January 1, 2006

        We entered into an employment agreement with Mr. Fennebresque effective January 1, 2006, or the January 2006 Agreement, pursuant to which Mr. Fennebresque served as Chairman and Chief Executive Officer of Cowen and Company, LLC. The January 2006 Agreement had an initial term that continued through December 31, 2007 (subject to earlier termination by us or Mr. Fennebresque), and would have been automatically renewed for one additional two-year period (2008 and 2009) and one additional one-year period (2010), unless either party provided written notice to the other that the term would not be so extended. Mr. Fennebresque could not voluntarily retire, resign or otherwise terminate his employment relationship with us (other than for good reason as defined in "Potential Payments Upon Termination or Change-In-Control" below) without first giving us at least 180 days prior written notice of his retirement, resignation or other termination.

        Pursuant to the January 2006 Agreement, Mr. Fennebresque was entitled to receive a base salary of $250,000 per year. In addition to his base salary, Mr. Fennebresque was entitled to receive, with respect to each of the first four years of the agreement's term (assuming Mr. Fennebresque was still employed by us), a minimum annual bonus of $1,750,000 (less applicable tax and payroll deductions). Beginning in the fifth year of the agreement's term (assuming Mr. Fennebresque was still employed by us), Mr. Fennebresque would have been entitled to receive a minimum annual bonus of $1,750,000 (less applicable tax and payroll deductions), of which $750,000 would have been paid within two-and-one-half months after the end of the fiscal year in which such bonus was earned and $1,000,000 of which would have been deferred in accordance with the provisions of Section 409A of the Internal Revenue Code of 1986, or the Code, and the guidance and regulations promulgated thereunder, and would have been paid to Mr. Fennebresque immediately following the six-month anniversary of his termination of employment (or earlier, if permitted by Section 409A of the Code). In addition, in each year in which Mr. Fennebresque was employed by us, he would have been entitled to earn an additional annual bonus as determined by the Board of Directors at the recommendation of the Compensation Committee.

        Mr. Fennebresque was also entitled to receive retirement and health benefits on the same basic terms and conditions we provide to other employees of similar position, rank and status.

        In connection with our initial public offering, Mr. Fennebresque received 975,000 shares of restricted stock scheduled to vest on December 31, 2010. In order to vest in such shares, Mr. Fennebresque was required to be employed by us on December 31, 2010; provided, however, such shares would have become fully vested if Mr. Fennebresque's employment terminated by reason of death or disability, if Mr. Fennebresque was terminated by us without cause or if Mr. Fennebresque terminated his employment for good reason (cause and good reason are defined below in "Potential Payments Upon Termination or Change-In-Control") prior to that date. In the event Mr. Fennebresque terminated his employment without good reason or was terminated by us for cause prior to December 31, 2010, he would not have been entitled to vest in any such shares. In the event we experienced a change in control (as defined below in "Potential Payments Upon Termination or Change-In-Control") while Mr. Fennebresque was employed by us during the term of his employment agreement, any outstanding equity awards then held by Mr. Fennebresque would have become fully vested and exercisable and any restrictions thereon would have lapsed. Mr. Fennebresque forfeited these shares, in their entirety, upon his voluntary resignation. Please see "Potential Payments Upon Termination or Change in Control" below for a description of payments that Mr. Fennebresque would have been entitled to receive upon a termination or change in control.

        In the event Mr. Fennebresque was terminated during the term of the January 2006 Agreement or within one year following the expiration of the term of the employment agreement (other than a termination due to a change in control), Mr. Fennebresque would have been subject to a non-solicitation restrictive covenant. Pursuant to the terms of the January 2006 Agreement, Mr. Fennebresque could not, during his employment or thereafter, disclose or furnish any of our confidential and proprietary information to any third party, except as otherwise required by law. At our request, and in any event upon termination of employment, Mr. Fennebresque would have been obligated to return all company property and work product to us.

  Employment Agreement with Mr. Fennebresque Effective November 13, 2007

        On November 13, 2007, we entered into an amended and restated employment agreement, or the Restated Agreement, with Mr. Fennebresque. The principal purpose of the amendments reflected in the Restated Agreement was to eliminate the minimum guaranteed bonuses previously provided, effective with the 2007 calendar year. In the aggregate, $7,000,000 in minimum guaranteed bonus payments otherwise required to be paid to Mr. Fennebresque through 2010 were eliminated through the amendments. The Agreement continued to provide for a minimum annual base salary of $250,000, and for eligibility to earn an annual performance-based bonus under the Company's bonus plan as determined by the Board of Directors at the recommendation of the Compensation Committee.

        Other significant changes made in the Restated Agreement included: (1) the term of the Agreement was revised so that it was in effect through December 31, 2010 and was automatically renewable on January 1 of each year thereafter, commencing January 2011, unless notice of intent not to renew was provided by either party at least 90 days prior to January 1 (prior to the amendments, it expired (after two automatic extensions) at the end of 2010); (2) if Mr. Fennebresque's employment ceased for a reason other than death, disability, Cause (as defined in the Restated Agreement), or resignation/voluntary termination without Good Reason (as defined in the Restated Agreement), he would have received severance equal to the greater of $4 million or two times the sum of his base salary plus annual bonus for the previous year (with the change being the $4 million floor); (3) under a new provision, if Mr. Fennebresque's employment ended because of Company-initiated termination of employment (other than for Cause) or a resignation/voluntary termination for Good Reason following a "Change in Control" of the Company (as defined in the Restated Agreement), he would have received severance equal to the greater of $6 million or three times the sum of his base salary plus annual bonus for the previous year (this payment would have been in lieu of the payment described in clause (2) above); and (4) the Agreement was revised to include a specific provision pursuant to which the Company would have provided Mr. Fennebresque with a car and driver for the term of the Agreement, subject to an annual cap in costs to the Company of $125,000 (prior to the amendments, the Restated Agreement did not include this provision, although in 2006 the Company paid $65,000 for a driver for Mr. Fennebresque, as reported in the Company's 2007 proxy statement).

        The Restated Agreement further provided that under certain circumstances where Mr. Fennebresque ceased to serve as Chairman and Chief Executive Officer of the Company, Mr. Fennebresque would have been employed by the Company as a Senior Advisor, with a time commitment to the Company not to exceed 20% of Mr. Fennebresque's time (as detailed in the Restated Agreement). In that capacity, Mr. Fennebresque would have received an annual base salary of $250,000, and would have been provided with an office and assistant and other benefits as specified in the Restated Agreement. Mr. Fennebresque's role as Senior Advisor would have continued until the earlier of his resignation or the end of the calendar year of his 70th birthday, and could only have been terminated by the Company for cause.

Provisions of Equity Award Agreements with Named Executive Officers other than our Chief Executive Officer

        Pursuant to the award agreements with our named executive officers other than Mr. Fennebresque, restricted stock awarded in connection with our initial public offering will vest with respect to 25% of the shares on each of July 12, 2009 and July 12, 2010, respectively and the remaining 50% on July 12, 2011 provided that the terms and conditions of the applicable award agreements are satisfied. Pursuant to the terms of the applicable award agreements with each of our named executive officers, restricted stock awarded in January 2007 for 2006 performance vests with respect to 25% of the shares on January 16, 2007 and January 16, 2008, respectively and the remaining 50% on January 16, 2009 provided that the terms and conditions of the applicable award agreements are satisfied. In each case, award recipients retain the right to vote restricted shares they hold and to receive dividends, if any, paid at the same rate paid to our other stockholders. Also, pursuant to their award agreements, options awarded to our named executive officers in connection with our initial public offering expire on the seventh anniversary of the initial public offering and vest in 25% annual increments commencing on July 12, 2008, the second anniversary of the grant date.

        In addition, pursuant to the award agreements with our named executive officers related to equity awards in connection with our initial public offering and equity awards for 2006 performance that were granted in January 2007, if an award recipient is terminated for cause (as defined below), both vested and unvested equity awards are subject to forfeiture. If an award recipient's employment is terminated other than for cause, except for a qualified retirement (as defined below), the award recipient's unvested equity awards are subject to forfeiture. In addition, a retired employee's unvested equity awards and equity awards that vested during retirement, are subject to forfeiture if the employee violates any of the covenants in his or her award agreement.

        Pursuant to the award agreements with our named executive officers related to equity awards for 2007 performance granted in January 2008, if an award recipient is terminated for cause (as defined below), both vested and unvested equity awards are subject to forfeiture. If an award recipient's employment is terminated other than for cause, except as a result of death, disability or a qualified retirement (as defined below), the award recipient's unvested equity awards are subject to forfeiture. In addition, a retired employee's unvested equity awards, and equity awards that vested during retirement, are subject to forfeiture if the employee violates any of the covenants in his or her award agreement.

        For the purposes of the award agreements with the named executive officers relating to the restricted stock and options awards:

  •
  "cause" means (A) a breach by the employee of any provisions of the award agreement, including any of the restrictive covenants contained therein; or (B) (I) the employee has been convicted of any crime; (II) fraud, dishonesty, gross negligence or substantial misconduct in the employee's performance of his or her duties and responsibilities; (III) the employee violates or fails to comply with the Company's internal policies or the rules and regulations of any regulatory or self-regulatory organization with jurisdiction over the Company; or (IV) the employee fails to perform the material duties of his or her position.

  •
  a "qualified retirement" means a retirement in accordance with Company policies after such person has attained the age of 55 and completed five years of continuous service for the Company or one of its subsidiaries or affiliates, but only including such service after December 31, 2003.

Outstanding Equity Awards at 2007 Fiscal Year End

        The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2007.

	Option Awards			Stock Awards
	Number of Securities Underlying Uncercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares that have Not Vested (#)	Market Value of Shares that have Not Vested ($)(1)
Kim S. Fennebresque IPO Restricted Stock(2) January 2007 Restricted Stock Award(3)	— —	— —	— —	975,000 68,345	9,272,250 649,961
Thomas K. Conner IPO Restricted Stock(2) IPO Options(4) January 2007 Restricted Stock Award(3)	— 12,879 —	— 16.00 —	— 7/12/2013 —	12,803 — 3,322	121,757 — 31,592
Christopher A. White IPO Restricted Stock(2) IPO Options(4) January 2007 Restricted Stock Award(3)	— 19,276 —	— 16.00 —	— 7/12/2013 —	19,217 — 7,027	182,754 — 66,827
J. Kevin McCarthy January 2007 Restricted Stock Award(3)	—	—	—	3,322	31,592
Mark A. Egert IPO Restricted Stock(2) IPO Options(4) January 2007 Restricted Stock Award(3)	— 5,143 —	— 16.00 —	— 7/12/2013 —	5,124 — 2,300	48,729 — 21,873

(1)
The values in the column are based on the $9.51 closing price of our common stock on the Nasdaq Global Market on December 31, 2007.

(2)
Except in the case of Mr. Fennebresque, restricted stock awarded on July 12, 2006 in connection with our initial public offering will vest with respect to 25% of the shares on each of July 12, 2009 and July 12, 2010, respectively and the remaining 50% on July 12, 2011 provided that the terms and conditions of the applicable award agreements are satisfied. Pursuant to the terms of his resignation agreement dated March 4, 2008, Mr. Fennebresque forfeited the 975,000 shares awarded to him in connection with our initial public offering.

(3)
Restricted stock awarded on January 16, 2007 for 2006 performance will vest with respect to 25% of the shares on each of January 16, 2007 and January 16, 2008, respectively and the remaining 50% on January 16, 2009, in each case so long as the award recipient complies with the terms and conditions of the applicable award agreements.

(4)
Options awarded in connection with our initial public offering will vest in 25% annual increments commencing on July 12, 2008, the second anniversary of the grant date, in each case so long as the award recipient complies with the terms and conditions of the applicable award agreements.

2007 Option Exercises and Stock Vested

        None of the equity awards held by the named executive officers vested or were exercisable during the fiscal year ended December 31, 2007.

Potential Payments Upon Termination or Change-In-Control

        The award agreements with our named executive officers relating to the equity grants (both restricted stock and options) made in connection with our initial public offering and the award agreements with our named executive officers relating to equity awards for 2006 performance granted in January 2007 mandate the forfeiture of all unvested equity grants upon the termination of employment, other than as a result of death, disability or retirement. In addition, if a named executive officer (other than Mr. Fennebresque, whose employment agreement is discussed below) is terminated for cause (as defined above in "Provisions of Equity Award Agreements with Named Executive Officers other than our Chief Executive Officer"), all equity awards that are currently vested and held by such executive officer will also be forfeited, or if no longer held by such executive officer, the executive officer must pay the Company an amount equal to the fair market value of such shares on the date of disposition by the executive officer. If the executive officer's employment is terminated as a result of death or disability, all unvested equity awards immediately vest. In the event that an executive officer retires, then all equity awards shall continue to vest according to their vesting schedule, provided, however, that any unvested equity awards and any equity awards that vested after the date of retirement will be immediately forfeited if prior to the one year anniversary of the full vesting of an equity award the executive violates any provision of the award agreement or directly or indirectly becomes involved with a competitor of the Company (other than through a less than 1% ownership of the stock of such competitor). The Compensation Committee, in its sole discretion, may waive, in whole or in part, the forfeiture provisions and any covenants in an award agreement. In addition, an executive officer must be employed by us on the payment date, with respect to cash, and on the grant date, with respect to equity awards, to receive their annual bonus.

        The 2006 Equity and Incentive Plan, under which all equity awards were granted to our named executive officers as of December 31, 2007, mandates that upon a change in control (as defined below), all unvested equity awards become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods immediately lapse.

        The following table sets forth the fair market value, as of December 31, 2007, of all equity awards to our named executive officers that would have vested in the event of a change-in-control on that date.

	Fair Value of Restricted Stock ($)(1)	Fair Value of Options ($)(2)	Aggregate Fair Value of Restricted Stock and Options ($)
Kim S. Fennebresque(3)	9,922,211	—	9,922,211
Thomas K. Conner	153,349	—	153,349
Christopher A. White	249,580	—	249,580
J. Kevin McCarthy	31,592	—	31,592
Mark A. Egert	70,602	—	70,602

(1)
The values in the column are based on the $9.51 closing price of our common stock on the Nasdaq Global Market on December 31, 2007.

(2)
The values in this column are calculated based on the intrinsic value of options awards which in this case is zero as the exercise price is $16.00 and the closing price of our common stock on the Nasdaq Global Market on December 31, 2007 was $9.51.

(3)
As described below, Mr. Fennebresque forfeited 975,000 shares in connection with his voluntary resignation as Chief Executive Officer and President on March 4, 2008.

        In addition, the employment agreement with Mr. Fennebresque that was in effect on December 31, 2007, the Restated Agreement, provided for payments in connection with his termination under certain circumstances. Pursuant to the Restated Agreement, in the event that Mr. Fennebresque was terminated during the term of his employment agreement or within one year following the expiration of the term of the employment agreement (other than a termination due to change in control), Mr. Fennebresque would have been subject to a non-solicitation restrictive covenant. Pursuant to the terms of the Restated Agreement, Mr. Fennebresque would also have been entitled to certain payments and benefits as described below depending on the circumstances of the termination of his employment. Mr. Fennebresque would not have been entitled to any payment upon a change in control (other than the accelerated vesting of his equity awards) unless his employment was terminated as described below.

  Termination Without Cause or Voluntarily with Good Reason

        Pursuant to the Restated Agreement, if Mr. Fennebresque was terminated without cause or voluntarily terminated his employment for good reason (as defined below), he would have been entitled to a lump sum cash payment equal to that portion of his base salary and any other benefits or compensation earned but not yet paid as of the date of termination plus a severance amount equal to the greater of $4.0 million or two times the sum of (i) his base salary plus (ii) the previous year's annual bonus. Had Mr. Fennebresque's employment been terminated under those circumstances on January 1, 2008, Mr. Fennebresque would have received a lump sum cash payment of $4.0 million, as two times Mr. Fennebresque's 2007 base salary and bonus would have been approximately $2.0 million. In addition, any outstanding equity awards would have become fully vested and exercisable provided that Mr. Fennebresque had not violated the terms of the applicable award agreement.

  Termination by Reason of Death or Disability

        Pursuant to the terms of the Restated Agreement, in the event that Mr. Fennebresque's employment was terminated by reason of his death or disability, he or his estate would have been entitled to receive only that portion of his base salary and any benefits or compensation that had been earned, but was unpaid, as of the date of termination and a pro-rata share of any annual bonus due for the year in which termination of employment occurred. Had Mr. Fennebresque's employment been terminated under those circumstances on January 1, 2008, Mr. Fennebresque or his estate would have received a lump sum payment of $750,000, which is the amount of his fiscal 2007 bonus earned, but not yet paid, plus a de minimus amount reflecting the pro rata portion of his base salary and bonus for fiscal 2008. In addition, upon such a termination of employment, any outstanding equity awards (including, but not limited to, any equity awards granted in connection with an initial public offering as described above) would have become fully vested and exercisable and any restrictions thereon would have lapsed.

  Termination for Cause or Voluntarily without Good Reason

        Pursuant to the terms of the Restated Agreement, in the event Mr. Fennebresque resigned his employment without good reason prior to the expiration of the term or if we terminated Mr. Fennebresque's employment for cause, he would have been entitled to receive only his base salary and any benefits or compensation that had been earned or vested in accordance with the terms of the relevant plans, if any, but unpaid, as of the date of such termination of employment. Had

Mr. Fennebresque's employment been terminated under those circumstances on January 1, 2008 that amount would have been a de minimis amount reflecting the portion of Mr. Fennebresque's base salary earned for fiscal 2007 and fiscal 2008 that had not yet been paid. In addition, he would not have been entitled to any unpaid annual bonus whatsoever for the year of termination.

        For purposes of the Restated Agreement:

  •
  "cause" generally means fraud, dishonesty, gross negligence or substantial misconduct in the performance of Mr. Fennebresque's duties and responsibilities, any wrongful act that materially adversely affects the business or reputation of the Company, including, but without limitation, breach of a fiduciary duty and/or intentional material violations of the Company's policies or any violation of law, and Mr. Fennebresque's failure or refusal, after written notice of such failure or refusal has been given, in any material respect, to perform faithfully or diligently, the provisions of his employment agreement or the duties of Chief Executive Officer;

  •
  a "change in control" is generally defined as: (A) ownership by a person or group acting in concert of more than forty percent (40%) of the combined voting power of the Company's then outstanding voting securities; or (B) specified changes in the composition of the Company's Board of Directors; or (C) a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation or other entity, other than (a) a merger or consolidation which results in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent more than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than forty percent (40%) of the combined voting power of the Company's then outstanding securities; or (D) approval by the Company's stockholders of a plan of liquidation or dissolution of the Company or a sale or other disposition by the Company of all or substantially all of the Company's assets; and

  •
  "good reason" means a failure by the Company to comply with any material provision of the employment agreement which has not been cured within thirty (30) days after written notice of such noncompliance has been given to the Company, action by the Company resulting in a material diminution of Mr. Fennebresque's title, duties or authority, or the Company's relocation of the Chief Executive Officer's principal place of employment to a location more than twenty-five (25) miles outside of New York City.

        On March 4, 2008, Mr. Fennebresque voluntarily resigned as Chief Executive Officer and President of the Company. Mr. Fennebresque serves as Non-Executive Chairman of the Board and is employed as a Senior Advisor to the Company. In connection with Mr. Fennebresque's resignation, Mr. Fennebresque and the Company entered into the Resignation Agreement and an agreement containing the terms and conditions of his employment as a Senior Advisor to the Company. For additional information regarding these agreements please see "Compensation Discussion and Analysis—Mr. Fennebresque's Resignation Agreement and Employment Agreement."

Compensation Program for Non-Employee Directors for 2007

        Other than Mr. Toffolon, directors who are not Cowen employees received total compensation in 2007 of $75,000, consisting of $50,000 in cash and $25,000 in Restricted Stock Units. Mr. Toffolon, as our Lead Director, received total compensation of $100,000, one-third of which was paid in Restricted Stock Units. No separate meeting fees are paid. The Restricted Stock Units are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Cowen Group, Inc.

common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our directors with those of our stockholders.

        The following table contains compensation information for our non-employee directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
Jeffrey Kurzweil	50,000	25,001	(2)	75,001
Philip B. Pool, Jr.	50,000	25,001	(2)	75,001
L. Thomas Richards, M.D.	50,000	25,001	(2)	75,001
John E. Toffolon, Jr.	66,667	33,341	(3)	100,008
Charles W.B. Wardell, III	50,000	25,001	(2)	75,001

(1)
The stock awards column represents the grant date fair market value of stock awards in accordance with FAS 123R as recognized in our 2007 financial statements. As of December 31, 2007, Mr. Wardell and Mr. Toffolon each held 1,632 shares of fully vested but not yet delivered restricted stock units awarded on September 13, 2006.

(2)
Messrs. Kurzweil, Pool, Wardell and Dr. Richards were granted 1,475 restricted stock units effective June 7, 2007. The number of units was determined by dividing $25,000 by the grant date closing price of $16.95.

(3)
Mr. Toffolon was granted 1,967 restricted stock units effective June 7, 2007. The number of units was determined by dividing $33,333 by the grant date closing price of $16.95.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised entirely of independent, non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. During 2007, none of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

        The following table shows how many shares of our common stock were beneficially owned as of April 17, 2008, by each of our directors, director nominees and Named Executive Officers, and by all of our directors and executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David M. Malcolm	198,416		1.4%
Thomas K. Conner	21,888		*
Christopher A. White	47,804	(1)	*
J. Kevin McCarthy	16,025		*
Mark A. Egert	11,879		*
Kim S. Fennebresque	129,171	(2)	*
Jeffrey Kurzweil	4,107	(3)	*
Philip B. Pool, Jr.	6,107		*
L. Thomas Richards, M.D.	6,107		*
John E. Toffolon, Jr.	43,599		*
Charles W.B. Wardell, III	5,107		*
All directors, director nominees, named executive officers and other executive officers as a group (12 persons)	490,210		3.4%

*
Corresponds to less than 1% of Cowen Group, Inc. common stock.

(1)
Includes 200 shares of common stock owned by Mr. White's children.

(2)
Includes 7,500 shares of common stock owned by Mr. Fennebresque's daughter. On March 4, 2008, Mr. Fennebresque voluntarily resigned as Chief Executive Officer and President. As a result, Mr. Fennebresque forfeited 975,000 shares of restricted stock.

(3)
Includes 1,000 shares of common stock owned by Mr. Kurzweil's daughter.

Beneficial Owners of More than Five Percent of Our Common Stock

        Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 17, 2008, the persons known by us to be beneficial owners of more than 5% of our common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Bank of America Corporation. 100 North Tryon Street Floor 25 Bank of America Corporate Center Charlotte, NC 28255	1,550,378	(1)	10.78%
SG Americas Securities Holdings, Inc. 1221 Avenue of the Americas New York, NY 10020	1,382,608	(2)	9.61%
Keeley Asset Management. 401 South La Salle Street Chicago, IL 60605	893,730	(3)	6.21%
American Century Companies, Inc. 4500 Main Street 9th Floor Kansas City, MO 64111	881,078	(4)	6.13%
Skyline Asset Management, LP 311 South Wacker Drive Chicago, IL 60606	863,130	(5)	6.00%

(1)
This information is based on a Schedule 13G filed with the SEC on April 10, 2008 by Bank of America Corporation. The beneficial ownership indicated above represents the aggregate beneficial ownership of Bank of America Corporation and the following subsidiary entities of Bank of America Corporation: NB Holdings Corporation, Bank of America N.A., Columbia Management Group, LLC, Columbia Management Advisors, LLC, Banc of America Securities Holdings Corporation, Banc of America Securities LLC, BAC North America Holding Company, LaSalle Bank Corporation and LaSalle Bank, N.A. Bank of America, NA has sole dispositive power as to 743,902 shares and sole voting power as to 648,092 shares; Columbia Management Advisors, LLC has sole dispositive power and sole voting power as to 781,659 shares; Banc of America Securities has sole dispositive and voting power as to 17 shares; LaSalle Bank, N.A. has sole dispositive power as to 70 shares. Shared dispositive and shared voting power has been reported for all other shares.

(2)
This information is based on a Schedule 13G filed with the SEC on February 8, 2008 by SG Americas Securities Holdings, Inc. SG Americas Securities Holdings reported that it has sole voting and dispositive power with respect to all 1,382,608 shares reflected in the table.

(3)
This information is based on a Schedule 13G filed with the SEC on February 14, 2008 by Keeley Asset Management Corp. Keeley Asset Management Corp. reported that it has sole voting and dispositive power with respect to all 893,730 shares reflected in the table.

(4)
This information is based on a Schedule 13G filed with the SEC on February 13, 2008 by American Century Companies, Inc. The beneficial ownership indicated above represents the aggregate beneficial ownership of American Century Companies, Inc. which has sole voting power with respect to 835,200 shares and sole dispositive power with respect to 881,078 shares and the following subsidiaries of American Century Companies, Inc.: American Century Investment Management, Inc., an investment adviser, which has sole voting power with respect to 835,200 shares and sole dispositive power with respect to 881,078 shares and American Century Capital Portfolios, Inc., a registered investment company, which has sole voting and sole dispositive power with respect to 765,000 shares. American Century Companies, Inc. reported that various persons, including the investment companies and separate institutional investor accounts that American Century Investment Management, Inc. services as an investment adviser, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. American Century Investment Management, Inc. reported that none of its advisory clients was known by it to own more than 5% of our common stock.

(5)
This information is based on a Schedule 13G filed with the SEC on January 29, 2008 by Skyline Asset Management, LP, or Skyline. Skyline reported that it has shared voting power as to 823,645 shares and shared dispositive power as to 863,130 shares. As an investment adviser, Skyline may be deemed to have beneficial ownership of shares owned by its advisory clients, but it disclaims beneficial ownership of these shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 31, 2007, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2007 and 2006 Equity and Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	977,861	$16.01	2,215,800	(1)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)
The number in the fourth column is based on the 4,725,000 shares currently authorized for issuance under the 2006 Equity and Incentive Plan and 1,500,000 shares authorized for issuance under our 2007 Equity and Incentive Plan. In addition to the 977,861 shares to be issued upon the exercise of outstanding options to purchase our common stock, 3,031,339 shares of restricted stock and restricted stock units were issued under the plans and were outstanding as of December 31, 2007. All of the 2,215,800 shares available for future issuance under the plan as of December 31, 2007, may be granted in the form of restricted stock, RSUs, options or another equity-based award authorized under the plan. After taking into account equity issued under the plans in 2008, primarily in connection with 2007 bonuses, and forfeitures, including 975,000 shares forfeited by Mr. Fennebresque in connection with his retirement, we had 1,938,118 shares remaining under our equity plans as of April 17, 2007.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Director Independence

        Under applicable Nasdaq Stock Market rules, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        Our Board has determined that none of Messrs. Kurzweil, Pool, Toffolon, Wardell or Dr. Richards has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules.

Transactions with Related Persons

        Prior to our initial public offering, we were an indirect wholly-owned subsidiary of Société Générale, or SG. As an indirect wholly-owned subsidiary, we had various service agreements in place between us and SG and certain of SG's affiliates, which set forth many of the roles and responsibilities with regard to the services that were provided by SG and its affiliates to us and, in certain instances, by us to SG. In connection with our initial public offering and separation from SG in July 2006, many of the existing agreements terminated and we simultaneously entered into numerous new agreements with SG to facilitate our existence as a standalone public company. Our agreements with SG that were entered into at the time of our initial public offering have been filed as exhibits to our registration statement for the initial public offering and/or our periodic reports. Many of these agreements remained in effect, either in part or in their entirety, during 2007, resulting in related person transactions between us and SG, as defined in the SEC's rules. A subsidiary of SG continues to hold more than 5% of our outstanding common stock. A more detailed description of these transactions appears below.

  Indemnification and Escrow Agreements

        In connection with our initial public offering, we entered into an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG, and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the initial public offering to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters. SG, however, will not indemnify us, and we will instead indemnify SG, for most litigation, arbitration and regulatory matters that may occur in the future but were unknown at the time of our initial public offering and certain known regulatory matters.

        On July 12, 2006, the Company entered into an Escrow Agreement with SG and its affiliate and a third-party escrow agent and deposited with the escrow agent $79.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify us. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to an affiliate of SG. The escrow agent will, when and as directed by SG's affiliate, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to an affiliate of SG. SG's affiliate is also entitled to any interest earned on such deposits held in escrow. In 2007, SG's affiliate earned $1.6 million in interest from the escrow account and $11.0 million was distributed from the escrow account to unrelated third parties in connection with litigation settlement payments. The escrow account was funded with $79.3 million as of the date of separation. On December 31, 2007, the escrow account balance was $23.5 million.

  Real Estate

        In connection with our initial public offering and separation from SG, we entered into a sublease agreement with SG related to our headquarters at 1221 Avenue of the Americas, New York, New York. Pursuant to the sublease agreement, which expires in 2013, we make monthly lease payments to SG comprised of rent and other occupancy-related expenses. During 2007, we made $6.9 million in aggregate payments to SG related to the sublease of our New York offices.

        We also entered into a Transition Services Agreement which provides that, among other things, we will repay SG for the cost of improvements to our sub-leased facilities over the period from January 2006 through September 2013. In addition, the Transition Services Agreement provides that SG will provide us with facilities management services through December 31, 2007, subject to renewal at that time. In 2007, we paid SG $2.1 million in aggregate fees related to facilities management and improvements to our sub-leased facilities. The Transition Services Agreement has been renewed through December 31, 2009.

        In addition, we have an irrevocable letter of credit in the amount of $5 million issued by The Bank of New York to support SG's guarantee of our obligations related to lease payments for our Boston offices. This letter of credit will remain outstanding until July 2008, subject to renewal at that time.

  Pre-Separation Distribution and Initial Equity

        The Separation Agreement provided that, at the closing of our initial public offering, we were to have an initial stockholders' equity of $207.0 million after giving effect to the transactions contemplated in the Separation Agreement and the other agreements. The Separation Agreement requires that following our initial public offering there will be a true-up calculation of our stockholders' equity immediately following our initial public offering and the corresponding amount that should have been distributed to SG on the date of our initial public offering. We have accrued approximately $2.0 million as a capital contribution payable to SG related to this true-up calculation, which is still subject to final review. In the event that we and SG cannot agree on the calculation of our stockholders' equity, the Separation Agreement calls for the matter to be submitted to binding arbitration before a panel of three arbitrators in accordance with the American Arbitration Association's then current commercial arbitration rules.

  SG Receivable

        During 2007, the Company concluded that a receivable in the amount of $1.9 million owed to the Company by SG is in dispute. The Company has been informed that SG currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable, therefore, no reserves have been established. The Company and SG are continuing to review the matter in an effort to reach a mutually acceptable resolution.

  Presentation Center

        In 2004, we entered into a three-year service level agreement with an affiliate of SG regarding the outsourcing of certain presentation center functions to Bangalore, India. Under the agreement, the affiliate of SG provides us with certain presentations center services including, among other things, pitchbook presentations, the creation of logos, graphics artwork and organizational charts. In 2007, we paid the SG affiliate $1.2 million in aggregate fees under this agreement. The service level agreement has been renewed for an additional three-year term which ends December 31, 2010.

  Clearing Services

        In connection with our separation from SG, we entered into a new clearing agreement with SG Americas Securities, LLC, an indirect subsidiary of SG, which replaced our former clearing agreement and service level agreement with SG Americas Securities, LLC, both of which terminated upon our separation from SG. Pursuant to the new clearing agreement which was in effect from July 2006 through January 2007, SG Americas Securities, LLC provided us with the following services: cashiering, new accounts, purchase and sales, audit and regulatory support and management services. In 2007 under this clearing agreement, we paid SG $1.1 million in aggregate clearing fees. In January 2007, we terminated the agreement and currently have a clearing arrangement with an unaffiliated clearing broker.

  Merchant Banking

        In 2004, we entered into a service level agreement to provide management services to SG related to its U.S. merchant banking assets. In connection with our separation and initial public offering, this service level agreement terminated and we entered into a Transition Services Agreement with SG. Under this agreement, we earned fees from SG for managing certain U.S. merchant banking investments. In 2006, SG sold a portion of the merchant banking portfolio currently managed by us to an unaffiliated third-party. We continue to manage these assets for the purchasers and continue to receive a fee for doing so. In addition, we continue to manage certain U.S. merchant banking assets for SG. During 2007, SG paid us $0.4 million in aggregate fees related to managing the U.S. merchant banking assets not sold in 2006.

  Other Services

        In addition to the services described above, SG provided us with certain ancillary services in 2007 including legal and litigation management services and business continuity management. In aggregate, we paid SG less than $55,000 for these services during 2007.

Review and Approval of Transactions with Related Persons

        To minimize actual and perceived conflicts of interests, our Board of Directors has adopted a written policy governing transactions in which the Company is a participant, the aggregate amount involved is reasonably expected to exceed $120,000, and any of the following persons has or may have a direct or indirect material interest in the transaction: (a) our executive officers, directors (including nominees) and certain other highly compensated employees, (b) stockholders who own more than 5% of our common stock, and (c) any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law or person (other than a tenant or employee) sharing the same household of any person described in (a) or (b) above. These transactions are considered "related person transactions."

        Unless exempted from the policy as described below, related person transactions must be reported to our General Counsel, Deputy General Counsel or Chief Compliance Officer who will then submit the related person transaction for review by our Audit Committee. The Audit Committee will review all relevant information available to it and will approve or ratify only those related person transactions that it determines are not inconsistent with the best interests of the Company. If our General Counsel, Deputy General Counsel or Chief Compliance Officer determines that advance approval of a related person transaction is not practicable under the circumstances, the Audit Committee will review, and, in its discretion, may ratify the related person transaction at its next meeting, or at the next meeting following the date that the related person transaction comes to the attention of our General Counsel, Deputy General Counsel or Chief Compliance Officer. However, the General Counsel, Deputy General Counsel or Chief Compliance Officer may present a related person transaction that arises between

Audit Committee meetings to the Chair of the Audit Committee, who will review and may approve the related person transaction, subject to the Audit Committee's ratification at its next meeting. In 2007, no new related party transactions requiring the approval of the Audit Committee were entered into by the company.

        Any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing will be reviewed annually by the Audit Committee to ensure that such transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and that all required disclosures regarding the related person transaction are made.

        In addition to the transactions that are excluded by the instructions to the SEC's related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

  •
  interests arising solely from the related person's position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction;

  •
  a transaction with a significant stockholder, or such stockholder's immediate family members, who has a current Schedule 13G filed with the SEC with respect to such stockholder's ownership of our securities; and

  •
  a transaction that is specifically contemplated by provisions of our charter or bylaws.

        The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

        The transactions with SG described in this section have been reviewed by our Audit Committee in accordance with the policy described above.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

        The following table presents the aggregate fees billed for services rendered by Ernst & Young, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees(1)	$1,307,935	$1,533,857
Audit-Related Fees(2)	123,689	203,600
Tax Fees	—	—
All Other Fees	6,248	—

Total	$1,437,872	$1,737,457

(1)
Audit fees consisted of fees billed for the audit of our financial statements for the years ended December 31, 2007 and 2006, statutory audits of certain of our subsidiaries, and quarterly reviews of our financial statements. Audit fees for 2006 included fees of approximately $400,000 for services related to our initial public offering and carve-out financial statements.

(2)
Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements and that are not reported under "Audit Fees."

Auditor Services Pre-Approval Policy

        The Audit Committee has adopted an Audit Committee Policy Regarding Outside Auditor Services which includes a pre-approval policy that applies to services performed for the Company by our independent registered public accounting firm. In accordance with this policy, we may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service was approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval policies and procedures described below. However, no pre-approval is required with respect to services (other than audit, review or attest services) if (i) the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved by either the Audit Committee or the Chairperson of the Audit Committee prior to completion of the audit. During fiscal 2007 no fees were approved by the Audit Committee pursuant to this exemption.

        The pre-approval policy delegates to the Chairperson of the Audit Committee the authority to pre-approve any audit or non-audit services, provided that any approval by the Chairperson is reported to the Audit Committee at the Audit Committee's next regularly scheduled meeting. The Audit Committee may also pre-approve services that are expected to be provided to the Company by the independent registered public accounting firm during the next 12 months and at each regularly scheduled meeting of the Audit Committee, management or the independent registered public accounting firm must report to the Audit Committee each service actually provided to the Company pursuant to the pre-approval.

        Our Audit Committee has determined that the provision of the non-audit services described in the table above was compatible with maintaining the independence of our independent registered public accounting firm. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the registered public accounting firm's independence.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Annual Report on Form 10-K/A:

3.
Exhibits

        Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No.	Description
31.5	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.6	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ DAVID M. MALCOLM Name: David M. Malcolm Title: Chief Executive Officer and President

Dated: April 30, 2008

Exhibit Index

Exhibit No.	Description
31.5	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.6	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

2

QuickLinks

Explanatory Note
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
Exhibit Index