Form 10-Q
period 2008-03-31
Cowen Group, Inc.
filed 2008-05-09
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 8, 2008, there were 14,384,214 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2008 and 2007. The Consolidated Financial Statements as of December 31, 2007 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$91,903	$139,879
Restricted cash pursuant to escrow agreement	23,401	23,515
Securities owned, at fair value	24,494	25,613
Receivable from brokers, dealers and clearing brokers	32,633	48,776
Corporate finance and syndicate receivables	7,556	12,956
Due from related parties	5,471	2,708
Exchange memberships, at cost (fair value of $808 and $961 at March 31, 2008 and December 31, 2007, respectively)	486	486
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $9,802 and $9,303 at March 31, 2008 and December 31, 2007, respectively)	11,169	11,414
Goodwill	50,000	50,000
Other assets	25,602	33,691

Total assets	$272,715	$349,038

Liabilities, Minority Interest and Stockholders' Equity
Liabilities
Bank overdrafts	$1,318	$1,719
Securities sold, not yet purchased, at fair value	12,744	25,639
Payable to brokers, dealers and clearing brokers	790	373
Employee compensation and benefits payable	12,784	73,077
Legal reserves and legal expenses payable (see Note 10, Commitments, Contingencies and Guarantees)	25,850	25,464
Accounts payable, accrued expenses and other liabilities	15,657	14,111

Total liabilities	69,143	140,383

Minority interest	121	—
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 14,429,232 and 14,641,776 shares issued, and 14,429,232 and 14,488,759 shares outstanding at March 31, 2008 and December 31, 2007, respectively (including 3,207,232 and 2,999,031 restricted shares, respectively)	110	115
Additional paid-in capital	211,201	217,102
Accumulated deficit	(7,908)	(8,562)
Accumulated other comprehensive income	48	—
Less: common stock held in treasury, at cost: 153,017 shares at December 31, 2007	—	—

Total stockholders' equity	203,451	208,655

Total liabilities, minority interest and stockholders' equity	$272,715	$349,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Investment banking	$13,862	$25,363
Brokerage	38,083	45,211
Interest and dividend income	1,223	2,137
Other	1,822	830

Total revenues	54,990	73,541

Expenses
Employee compensation and benefits	28,809	45,167
Floor brokerage and trade execution	2,440	3,454
Service fees	4,209	3,503
Communications	3,649	4,197
Occupancy and equipment	4,189	4,277
Marketing and business development	3,626	3,215
Depreciation and amortization	638	766
Interest	43	141
Other	5,122	6,197

Total expenses	52,725	70,917

Operating income	2,265	2,624
Gain on exchange memberships	—	1,775

Income before income taxes	2,265	4,399
Provision for income taxes	1,611	1,928

Net income	$654	$2,471

Weighted average common shares outstanding:
Basic	11,253	12,910
Diluted	11,895	13,417
Earnings per share:
Basic	$0.06	$0.19
Diluted	$0.05	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$654	$2,471
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	(1,726)	4,529
Depreciation and amortization	638	766
Deferred income taxes	1,279	(1,789)
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	114	762
Securities owned, at fair value	1,119	98,472
Receivable from brokers, dealers and clearing brokers	16,143	53,606
Corporate finance and syndicate receivables	5,400	6,704
Exchange memberships	—	325
Due from related parties	(2,763)	1,072
Other assets	6,991	(969)
Increase (decrease) in operating liabilities:
Bank overdrafts	(401)	121
Securities sold, not yet purchased, at fair value	(12,895)	(122,980)
Payable to brokers, dealers and clearing brokers	417	(27,128)
Employee compensation and benefits payable	(60,293)	(91,673)
Legal reserves and legal expenses payable	386	(369)
Accounts payable, accrued expenses and other liabilities	1,415	281

Net cash used in operating activities	(43,522)	(75,799)

Cash flows from investing activities
Purchase of fixed assets	(393)	(202)

Net cash used in investing activities	(393)	(202)

Cash flows from financing activities
Share repurchases	(4,182)	—
Contributions from minority interest holders	121	—

Net cash used in financing activities	(4,061)	—

Net decrease in cash and cash equivalents	(47,976)	(76,001)
Cash and Cash Equivalents
Beginning of period	139,879	185,042

End of period	$91,903	$109,041

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$42	$286
Income taxes	$34	$3,020

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

        Cowen and Company, LLC ("Cowen"), a Delaware single member limited liability company, is the United States ("U.S.") broker-dealer subsidiary of the Company. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, operating primarily in the United States. Cowen's predecessor was SG Cowen Securities Corporation ("SGCSC"). Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

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

        Cowen Funds, p.l.c. ("Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority, and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages investment funds in the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated liability between sub-funds which are listed on the Irish Stock Exchange. Cowen Funds is an entity in which the Company, through Cowen, has a controlling financial interest.

        Cowen Healthcare Royalty Management, LLC ("CHRP Management"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. CHRP Management manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

        Cowen Capital Partners, LLC ("Cowen Capital"), a Delaware single member limited liability company, is an indirect wholly-owned subsidiary of the Company. Cowen Capital focuses on providing investment management services to management teams who acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the Separation Agreement, the amount of this distribution is subject to adjustment based on a final review of the Company's separation from SG (See Note 11, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement). At March 31, 2008 and December 31, 2007, the Company had accrued approximately $2.1 million as a capital distribution to SG related to this final review, which is included in accounts payable, accrued expenses and other liabilities on the accompanying Condensed Consolidated Statements of Financial Condition. SGASH received all the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares available for sale. On December 5, 2007, the Company filed a Registration Statement on Form S-3 on behalf of SG. As a result, SG may sell their shares at any time.

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

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

made to conform prior-period amounts to the current-period presentation, including (i) commissions of $24.0 million and principal transactions of $20.7 million for the three months ended March 31, 2007, have been combined for that period into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations and (ii) the reclassification of $0.6 million related to fees paid to the Company for equity research from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Minority Interest

        The Company reports the proportionate share of equity interests held by minority interest holders in Cowen Healthcare Royalty GP, LLC, as minority interest on the Condensed Consolidated Financial Statements.

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

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables.

        On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

        Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. In these instances, primarily for warrants, the Company estimates the fair value of these instruments using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments. See Note 9, "Fair Value Measurements" for further discussion.

        Prior to January 1, 2008, the Company followed the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Brokers and Dealers in Securities, when

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

determining fair value for financial instruments, which permitted the recognition of a discount to the quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

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

Corporate Finance and Syndicate Receivables

        Corporate finance and syndicate receivables include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of March 31, 2008 and December 31, 2007.

Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment, computer software and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures, equipment and computer software is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Exchange Memberships

        Exchange memberships representing both ownership interest and the right to conduct business on the exchange are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Share-Based Compensation

        Share-based awards related to the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 13, "Share-Based Compensation" for a description of these awards.

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

Revenue Recognition

  Investment Banking

        Investment banking revenue includes underwriting fees earned through the Company's participation in public offerings of equity securities. The Company acts as an underwriter and earns revenue including management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the Securities and Exchange Commission ("SEC"), or the other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of shares from the issuer, and (iii) the Company has been informed of the number of shares that it has been allotted.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Brokerage

        Brokerage revenue consists of commissions, principal transactions and equity research fees.

  •
  Commissions.    Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

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

Revenue Recognition on Incentive Income

        Incentive income is calculated as a percentage of the profits earned by CHRP Management, subject to clawback and waterfall provisions. The Company has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. As of March 31, 2008, the Company has not yet recorded any incentive income related to this arrangement.

Derivative Financial Instruments

        The Company used futures contracts for proprietary trading activities, and utilized credit default swaps to buy credit protection during 2007. The Company uses listed options for trading activities and to economically hedge trading positions. The Company also holds warrant positions. Warrants provide

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the holder the right to purchase securities from the issuer, and may be received in connection with certain private placement transactions.

        The fair values of the credit default swaps and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Condensed Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Condensed Consolidated Statement of Operations. The fair value of listed options, warrants, and credit default swaps is included in securities owned and securities sold, not yet purchased in the Condensed Consolidated Statements of Financial Condition. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers in the Condensed Consolidated Statements of Financial Condition, and were de minimis at March 31, 2008 and December 31, 2007.

        Realized and unrealized gains and losses from changes in the fair value of derivatives are included in brokerage revenue in the Condensed Consolidated Statements of Operations. The Company does not use hedge accounting as described in SFAS 133, Accounting for Derivatives and Hedging Activities.

Earnings Per Share

        The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options, in accordance with the treasury stock method.

Leases

        Leases are accounted for under SFAS No. 13, Accounting for Leases. All of the Company's leases are classified as operating leases.

Foreign Currency Translation

        The Company consolidates certain foreign subsidiaries which have designated a foreign currency as the functional currency. For entities which have designated a foreign currency as the functional currency, assets and liabilities are translated into US dollars based on current rates, which are the rates prevailing at each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in other comprehensive income, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Income Taxes

        The income tax provision reflected in the Condensed Consolidated Statements of Operations is consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

        In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-2 is not expected to have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements.

        In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Accounting Developments (Continued)

Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide for Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The effective date for SOP 07-1 was initially for fiscal years beginning on or after December 15, 2007; however, in February 2008, the FASB directed the FASB staff to issue SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1 ("SOP 07-1-1"), which indefinitely delays the effective dates for SOP 07-1 and FASB Staff Position ("FSP") FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies which was effective upon adoption of SOP 07-1.

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company entered into an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG, and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters (See Note 11, "Separation from Société Générale and Other Related Matters", for further discussion of the Indemnification Agreement).

        On July 12, 2006, the Company entered into an Escrow Agreement with SGASH and a third-party escrow agent (the "Escrow Agreement") and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify the Company. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $23.4 million as of March 31, 2008 and $23.5 million as of December 31, 2007.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$16,628	$10,902	$16,715	$23,705
Options	857	1,842	3,247	1,363
Mutual and other investment funds	5,245	—	2,660	—
Warrants	1,764	—	2,420	—
Corporate debt securities	—	—	571	571

Total	$24,494	$12,744	$25,613	$25,639

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

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008		December 31, 2007
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$23,654	$674	$42,941	$34
Fees and commissions	8,979	116	5,835	339

Total	$32,633	$790	$48,776	$373

7. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded during the three months ended March 31, 2008 and 2007. The fair value of the exchange memberships was approximately $0.8 million and $1.0 million at March 31, 2008 and December 31, 2007, respectively.

8. Goodwill

        All of the Company's goodwill resulted from the 1998 acquisition of the former Cowen private partnership by SG. The entire goodwill balance is recorded at the Cowen entity, the U.S. broker-dealer

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Goodwill (Continued)

subsidiary of the Company. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to SFAS 142. There were no additions to goodwill and no impairment losses during the three months ended March 31, 2008.

9. Fair Value Measurements

        The Company adopted the provisions of SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels:

  •
  Level 1—Valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets.

  •
  Level 2—Valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured.

  •
  Level 3—Valuation inputs are unobservable and significant to the fair value measurement.

        The following describes the valuation methodologies the Company uses to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.

        Equity securities.    Equity securities are valued based on quoted market prices. Equity securities that trade in active markets are classified within Level 1, and equity securities that trade in inactive markets are classified within Level 2.

        Options.    Listed options are valued based on quoted market prices. All options trade in active markets and are classified within Level 3.

        Mutual and other investment funds.    Mutual funds are valued based on quoted net asset values. All mutual funds trade in active markets and are classified within Level 1. Other investment funds include an investment in an affiliated alternative investment fund, and are classified within Level 3.

        Warrants.    Warrants in public companies are valued using a Black-Scholes valuation model, based on observable inputs directly related to the warrants. These warrants are classified within Level 2. Warrants in private companies are valued using inputs that are unobservable and significant to the fair value measurement, such as third party transactions in that security, and are classified within Level 3.

        We maintain policies and procedures to value our financial instruments using the best and most relevant data available. In addition, management reviews valuations, including independent price validation for certain instruments. In some instances, we retain an independent pricing vendor to assist in valuing certain instruments.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Fair Value Measurements (Continued)

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$16,553	$75	$—	$16,628
Options	857	—	—	857
Mutual and other investment funds	2,472	—	2,773	5,245
Warrants	—	1,330	434	1,764

Total	$19,882	$1,405	$3,207	$24,494

Liabilities:
Equity securities	$10,902	$—	$—	$10,902
Options	1,842	—	—	1,842

Total	$12,744	$—	$—	$12,744

        The Company made an investment of approximately $2.8 million in an affiliated alternative investment fund during the three months ended March 31, 2008, which has been classified within Level 3. For the three months ended March 31, 2008 there were no changes in the value of assets classified within Level 3.

        The Company has not applied the provisions of SFAS 157 related to disclosures surrounding nonfinancial assets, including goodwill, and nonfinancial liabilities. In February 2008, the FASB issued FSP SFAS 157-2, which deferred the required implementation of these disclosures until 2009.

10. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 11, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow and Indemnification Agreements. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of March 31, 2008. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Commitments, Contingencies and Guarantees (Continued)

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

        As of March 31, 2008, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2008	$7,074
2009	9,631
2010	9,741
2011	9,730
2012	9,232
Thereafter	11,477

Total	$56,885

        Rent expense was approximately $2.8 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively. Rent expenses above include building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of March 31, 2008, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2008	$9,061
2009	10,477
2010	4,388

Total	$23,926

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Commitments, Contingencies and Guarantees (Continued)

        The Company applies the provisions of the FASB's Interpretation No. 45, Guarantor's Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing broker, without limit, for any losses incurred due to the counterparty's failure to satisfy its contractual obligations.

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

        Under the Separation Agreement, both the Company and SG have assumed and/or retained certain actual or contingent liabilities. Specifically, the Company retained or assumed, among others, certain liabilities reflected in the Company's Condensed Consolidated Statements of Financial Condition, all liabilities associated with the Company's stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with SG, liabilities associated with the breach of or failure to perform any of the Company's obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by SG) relating to, arising out of or resulting from the Company's business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed by SG include, among others, liabilities associated with the sale and transfer of its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of SG or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain specified liabilities and all other liabilities expressly allocated to it under the Separation Agreement and the other agreements entered into in connection with the separation, and all other

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

11. Separation from Société Générale and Other Related Matters (Continued)

known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by SG.

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

        During the third quarter of 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and SG are continuing to review the matter in an effort to reach a mutually acceptable resolution.

12. Related Party Transactions

        The Company has related party transactions with Cowen Investments Holdings, LLC, an unconsolidated investment fund holding company and, beginning in the third quarter of 2007, the unconsolidated investment funds managed by CHRP Management.

        Amounts receivable from related parties were $5.5 million and $2.7 million as of March 31, 2008 and December 31, 2007, respectively. There were no amounts payable to related parties as of March 31, 2008 and December 31, 2007. For the three months ended March 31, 2008, revenues from related parties were $1.6 million and are included in other revenues in the Condensed Consolidated Statements of Operations. There were no related party revenues for the three months ended March 31, 2007. The related party revenues and receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the unconsolidated investment funds managed by CHRP Management.

13. Share-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over three to five

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of March 31, 2008, there were 11,131 restricted stock units outstanding for awards to non-employee directors, which were immediately vested and expensed upon issuance. There were no restricted stock units granted to non-employee directors during the three months ended March 31, 2008. As of March 31, 2008, there were 18,766 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. For the three months ended March 31, 2008, the Company awarded 4,117 restricted stock units to employees. As of March 31, 2008, there were approximately 1.9 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized a benefit of $1.7 million for the three months ended March 31, 2008 and recognized an expense of approximately $4.5 million for the three months ended March 31, 2007. The income tax effect recognized for these awards was a provision of $0.8 million for the three months ended March 31, 2008 and a benefit of $1.9 million the three months ended March 31, 2007.

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer. In connection with Mr. Fennebresque's resignation, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). As a result, compensation expense for the three months ended March 31, 2008 includes a reversal of $5.1 million of expense previously recognized for Mr. Fennebresque's IPO award.

        In addition, as part of his resignation agreement with the Company, Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation. The fair value of the related shares were remeasured as a result of this vesting modification, and any remaining expense associated with these awards was expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards. The net result of the remeasurement and acceleration of these awards was an expense of $0.1 million in the three months ended March 31, 2008.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

          Risk free rate—The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

          Dividend yield—The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.

        There were no stock option grants during the three months ended March 31, 2008 and 2007. The following table summarizes the Company's stock option activity for the three months ended March 31, 2008:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2007	977,861	$16.01
Options granted	—	—
Options exercised	—	—
Options forfeited	(73,705)	16.00
Options expired	—	—

Balance outstanding at March 31, 2008	904,156	$16.01	5.34	$—

Options exercisable at March 31, 2008	—	$—	—	$—

(1)
No options were exercised through March 31, 2008.

(2)
Based on the Company's closing stock price of $7.09 on March 31, 2008.

        As of March 31, 2008, there was approximately $1.9 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.9 years. No stock options vested during the period ended March 31, 2008.

        The following table summarizes the Company's restricted shares activity for the three months ended March 31, 2008:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2007	2,999,031	$17.39
Granted	1,586,314	9.57
Vested	(199,543)	19.47
Forfeited	(1,178,570)	15.60

Balance outstanding at March 31, 2008	3,207,232	$13.75

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Share-Based Compensation (Continued)

        As of March 31, 2008, there was approximately $21.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2008 was $1.8 million. No shares vested during the three months ended March 31, 2007.

14. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand alone state and local tax returns. For the period ended March 31, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. For the period ended March 31, 2007, the tax results of the Company's U.K. operations are included in CIL's U.K. tax filing since CAM UK started business in October 2007.

        The reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%
State and local taxes	9.6	5.6
Syndication costs	18.6	—
Share-based compensation	10.1	—
Meals and entertainment	7.0	2.4
Other, net	(0.4)	0.9
Change in valuation allowance	(8.8)	(0.1)

Effective tax rate	71.1%	43.8%

        For the three months ended March 31, 2008, the tax expense of $1.6 million consisted of current tax expense of $0.4 million and a net deferred expense of $1.2 million. The net deferred expense is primarily attributable to the reversal of share-based compensation that occurred during the quarter as well as the amortization of tax deductible goodwill. The 2008 effective tax rate differs from the statutory tax rate of 35% primarily due to syndication costs and meals and entertainment as well as state and local taxes. The syndication costs relate to expected non-deductible placement agent fees associated with an alternative asset management product. For the period ended March 31, 2007 the effective tax rate differed from statutory tax rate of 35% primarily due to meals and entertainment and state and local taxes.

        For 2008, share-based compensation increased the effective tax rate since the book expense is based on the grant date share price of $20.67 while the 2008 tax deduction is based on the vest date share price of $9.25. This book-tax difference is permanent because the Company does not have a windfall of tax benefits under SFAS 123R. At December 31, 2007, the Company had established a valuation allowance to account for the decrease in share price and tax deduction. As such, the share-

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

based compensation permanent difference for the period is offset by the release of the federal and state local valuation allowance.

        The Company's effective tax rate depends upon the results of its business. If the Company does not have sufficient income, it will not realize tax benefits, such as compensation and legal reserve deductions and foreign tax credits. Additionally, if the Company sustains losses, deferred tax assets will be subject to impairment through the establishment of a valuation allowance. Moreover, if the Company decides for business reasons to incur additional non-deductible syndication costs such expenses will increase the effective tax rate. Furthermore, a high concentration of the Company's deferred tax assets is attributable to share-based compensation. To the extent that share-based compensation vests at a share price less than the grant price, such shortfall will result in an unfavorable permanent book-tax difference.

15. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of March 31, 2008, there were 14,429,232 shares outstanding, of which 3,207,232 are restricted. To the extent that restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 17,659 fully vested restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of the end of the period and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options outstanding were not included in the computation of diluted earnings per common share for three months ended March 31, 2008 and 2007, as their inclusion would have been anti-dilutive.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Earnings Per Share (Continued)

        The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net income	$654	$2,471

Shares for basic and diluted calculations:
Average shares used in basic computation	11,253	12,910
Stock options	—	—
Restricted shares	642	507

Average shares used in diluted computation	11,895	13,417

Earnings per share:
Basic	$0.06	$0.19
Diluted	$0.05	$0.18

16. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2008, Cowen had net capital of approximately $83.0 million, which was approximately $82.0 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2008, CIL's Financial Resources of approximately $8.2 million exceeded the minimum requirement of $3.6 million by approximately $4.6 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. Liquid Capital, as defined, must exceed the Total Capital requirement of the FSA. At March 31, 2008, CAM UK's Liquid Capital of approximately $2.5 million exceeded the minimum requirement of $0.7 million by approximately $1.8 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

        We are an investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small and mid-capitalization public companies as well as private companies. We operate through a single reportable segment.

        The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

External Factors Impacting Our Business

        Many external factors affect our revenues and profitability, including: economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high market and investor confidence. These factors influence the levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period. Because these business environment issues are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period. We are also subject to various legal and regulatory actions that impact our business and financial results.

        The challenging market environment that began during the second half of 2007 continued and increased during the first quarter of 2008. The continuing mortgage and credit crisis is negatively impacting financial services firms, including us, in the form of fewer and smaller investment banking and capital-raising transactions.

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

Recent Developments

Management Changes

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer. Mr. Fennebresque remains employed as a Senior Advisor to the Company and serves as Non-Executive Chairman of the Company's Board of Directors. David M. Malcolm, formerly Executive Vice Chairman of the Company, was appointed President and Chief Executive Officer, effective as of the same date. Mr. Malcolm was also appointed to the Board of Directors.

        In connection with Mr. Fennebresque's resignation, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO. Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation.

        The Company recorded an adjustment of approximately $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the IPO Award. This adjustment is partially offset by the reversal of associated income tax benefits of approximately $2.2 million.

Acquisition of Latitude Holdings Limited

        On March 7, 2008, the Company announced that it signed a definitive agreement with the stockholders of Latitude Holdings Limited ("LHL") to acquire 100% of LHL. LHL, through its wholly-owned subsidiaries, operates Latitude Capital Group, a boutique investment bank headquartered in Hong Kong with offices in mainland China. Subject to customary closing conditions and Hong Kong SFC approval, the transaction is expected to close in the second quarter of 2008. The anticipated consideration to be paid by the Company at closing is not expected to be material.

Basis of Presentation

        The Condensed Consolidated Financial Statements for the three months ended March 31, 2008 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by SG through the Indemnification Agreement. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Condensed Consolidated Statements of Cash Flows as financing activities because we were a wholly- owned subsidiary of SG. Since we became a public company, these payments have been included as operating activities. The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense. See Note 10 of the Notes to the Condensed Consolidated Financial Statements, "Commitments, Contingencies and Guarantees" and Note 11 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which it has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) commissions of

$24.0 million and principal transactions of $20.7 million for the three months ended March 31, 2007, have been combined for that period into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations and (ii) the reclassification of $0.6 million related to fees paid to the Company for equity research from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007.

Revenues

        We operate our business as a single segment. We derive the vast majority of our revenues from two primary sources, investment banking and brokerage.

  Investment Banking

        We earn investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Our investment banking revenues are derived primarily from small and mid-capitalization companies within our target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy.

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

  Compensation Expense

        Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion of our equity awards are granted as a component of annual employee compensation. Employees who earn total compensation above a designated level will have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. The amount of restricted equity awards paid to an employee is calculated using a pre-determined formula such that higher levels of compensation will dictate an increased percentage of total compensation paid in equity. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

        We seek to maintain a ratio of compensation and benefits expense to revenue of between 58% and 60%, excluding the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. We raised our compensation ratio to 65% in 2007, excluding expense associated with the initial grant of restricted equity in connection with our IPO. While the 2007 compensation and benefits expense to revenue ratio was above our target range, we believe the increase was necessary in order to provide competitive compensation for our employees in 2007. The success of our business is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to do what we can to minimize employee turnover as a result of paying below market compensation. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be $0.2 million, $2.0 million, $1.0 million, and $0.2 million in the years 2008, 2009, 2010, and 2011, respectively. The Company recorded an adjustment of approximately $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Mr. Fennebresque. This adjustment is partially offset by the reversal of associated income tax benefits of approximately $2.2 million.

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

        Service fees.    These expenses include fees for outsourcing services such as information technology infrastructure, management and support, and our trading and order management system.

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

        Other.    Other expenses include consulting fees, professional fees, legal and related costs, implementation costs related to outsourcing and other projects, insurance premiums, exchange membership fees, research delivery costs and other related expenses.

Gain on Exchange Memberships

        These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

        The taxable results of our U.S. operations are included in the consolidated income tax returns of the Company as well as stand alone state and local returns. For the period ended March 31, 2008, the U.K. operations tax results are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. For the period ended March 31, 2007, the tax results of the Company's U.K. operations are included in CIL's U.K. tax filing since CAM UK started business in October 2007.

        The income tax provision reflected in this quarterly report is consistent with the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

        The 2008 projected effective tax rate differs from the statutory tax rate of 35% primarily due to syndication costs and meals and entertainment as well as state and local taxes. The syndication costs relate to expected non-deductible placement agent fees associated with an alternative asset management product.

        The Company's effective tax rate depends upon the results of its business. If the Company does not have sufficient income, it will not realize tax benefits, such as compensation and legal reserve deductions and foreign tax credits. Additionally, if the Company sustains losses, deferred tax assets will be subject to impairment through the establishment of a valuation allowance. Moreover, if the Company decides for business reasons to incur additional non-deductible syndication costs such expenses will increase the effective tax rate. Furthermore, a high concentration of the Company's deferred tax assets is attributable to share-based compensation. To the extent that share-based compensation vests at a share price less than the grant price, such shortfall will result in an unfavorable permanent book-tax difference.

Results of Operations

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Overview

        Total revenues decreased $18.5 million, or 25%, to $55.0 million for the three months ended March 31, 2008 compared with $73.5 million in the first quarter of 2007. This decrease was primarily due to a decrease in investment banking revenues of $11.5 million and a $7.1 million decrease in brokerage revenues.

        Total expenses decreased $18.2 million, or 26%, to $52.7 million for the three months ended March 31, 2008 compared with $70.9 million in the first quarter of 2007, primarily due to a decrease in compensation expense. Compensation expense for the three months ended March 31, 2008 includes an adjustment of approximately $5.1 million to reverse amounts previously expensed in 2006 and 2007 associated with Mr. Fennebresque's forfeited IPO Award. Total non-compensation expenses decreased $1.8 million, or 7%, during the three months ended March 31, 2008 compared with the first quarter of 2007, primarily due to a decrease in floor brokerage and trade execution related expenses and a decrease in communications and other expenses. These decreases were partially offset by an increase in service fees and marketing and business development expenses. We recorded net income of $0.7 million for the three months ended March 31, 2008 compared with net income of $2.5 million in the first quarter of 2007. Net income for the three months ended March 31, 2007 included a one-time gain on exchange memberships of $1.8 million related to the sale of our seat on the Chicago Board Options Exchange.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended March 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$13,862	$25,363	$(11,501)	(45.3)%
Brokerage	38,083	45,211	(7,128)	(15.8)
Interest and dividend income	1,223	2,137	(914)	(42.8)
Other	1,822	830	992	119.5

Total revenues	54,990	73,541	(18,551)	(25.2)

Expenses
Employee compensation and benefits	28,809	45,167	(16,358)	(36.2)
Floor brokerage and trade execution	2,440	3,454	(1,014)	(29.4)
Service fees, net	4,209	3,503	706	20.2
Communications	3,649	4,197	(548)	(13.1)
Occupancy and equipment	4,189	4,277	(88)	(2.1)
Marketing and business development	3,626	3,215	411	12.8
Depreciation and amortization	638	766	(128)	(16.7)
Interest	43	141	(98)	(69.5)
Other	5,122	6,197	(1,075)	(17.3)

Total expenses	52,725	70,917	(18,192)	(25.7)

Operating income	2,265	2,624	(359)	(13.7)
Gain on exchange memberships	—	1,775	(1,775)	(100.0)

Income before income taxes	2,265	4,399	(2,134)	(48.5)
Provision for income taxes	1,611	1,928	(317)	(16.4)

Net income	$654	$2,471	$(1,817)	(73.5)%

Revenues

  Investment Banking

        Investment banking revenues decreased $11.5 million, or 45%, to $13.9 million for the three months ended March 31, 2008 compared with $25.4 million in the first quarter of 2007. Our underwriting revenues decreased $11.8 million, or 88%, to $1.5 million for the three months ended March 31, 2008 compared with $13.3 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in the number of transactions completed, due in part to the continued depressed capital markets environment. Our private placement revenues decreased $2.8 million, or 69%, to $1.3 million for the three months ended March 31, 2008 compared with $4.1 million in the first quarter of 2007. The decrease was primarily attributable to decreased transaction volume consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $3.1 million, or 39%, in strategic advisory fees to $11.1 million for the three months ended March 31, 2008 compared with $8.0 million in the first quarter of 2007. The increase in strategic advisory fees was primarily the result of an increase in the number of transactions completed in the first quarter of 2008 as compared to the first quarter of 2007.

  Brokerage

        Brokerage revenue decreased $7.1 million, or 16%, to $38.1 million for the three months ended March 31, 2008 compared with $45.2 million in the first quarter of 2007. The decrease resulted primarily from a decrease in the value of the Company's warrant positions that were received in connection with investment banking transactions in the first quarter of 2008 compared to an increase of $4.6 million in the first quarter of 2007.

  Interest and Dividend Income

        Interest and dividend income decreased $0.9 million, or 43%, to $1.2 million for three months ended March 31, 2008 compared with $2.1 million in the first quarter of 2007. The decrease was primarily attributable to a combination of lower average interest bearing assets and lower average interest rates in the first quarter of 2008 compared with the first quarter of 2007.

  Other

        Other revenues increased $1.0 million, or 120%, to $1.8 million for the three months ended March 31, 2008 compared with $0.8 million in the first quarter of 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $16.4 million, or 36%, to $28.8 million for the three months ended March 31, 2008 compared with $45.2 million in the first quarter of 2007. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the first quarter of 2008, partially offset by the increase of the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity, to 60% in the first quarter of 2008 compared to 58% in the first quarter of 2007. Employee compensation and benefits expense for the first quarter of 2008 included a net reversal of $4.2 million of expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to $2.6 million of expense in the prior year period. The reversal in the first quarter of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Kim S. Fennebresque in connection with his resignation.

Excluding the expense associated with the initial grant of equity, employee compensation and benefits expense as a percentage of total revenues was 60% and 58% for three months ended March 31, 2008 and 2007, respectively.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $1.1 million, or 29%, to $2.4 million for the three months ended March 31, 2008 compared with $3.5 million in the three months ended March 31, 2007. This decrease was primarily attributable to more favorable pricing under our new clearing agreement.

  Service Fees

        Service fees increased $0.7 million, or 20%, to $4.2 million for the three months ended March 31, 2008 compared with $3.5 million in the three months ended March 31, 2007. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure and our trading and order management system.

  Communications

        Communication expenses decreased $0.5 million, or 13%, to $3.7 million for the three months ended March 31, 2008 compared with $4.2 million in the three months ended March 31, 2007. This decrease was primarily attributable to a reduction in certain third-party market data services.

  Marketing and Business Development

        Marketing and business development expense increased $0.4 million, or 13%, to $3.6 million for the three months ended March 31, 2008 compared with $3.2 million in the three months ended March 31, 2007. This increase was primarily due to additional conference related expenses as well as an increase in travel related expenses.

  Other

        Other expenses decreased $1.1 million, or 17%, to $5.1 million for the three months ended March 31, 2008 compared with $6.2 million in the three months ended March 31, 2007. This decrease was primarily attributable to a reduction in consulting costs associated with information technology projects and a decrease in legal related expenses and insurance premiums.

Gain on Exchange Memberships

        The three months ended March 31, 2007 included a one-time gain on exchange memberships of $1.8 million related to the sale of our seat on the Chicago Board Options Exchange.

Provision for Income Taxes

        For the three months ended March 31, 2008, the tax expense of $1.6 million consisted of current tax expense of $0.4 million and a net deferred expense of $1.2 million. The net deferred expense is primarily attributable to the reversal of share-based compensation that occurred during the quarter as well as the amortization of tax deductible goodwill. The 2008 effective tax rate differs from the statutory tax rate of 35% primarily due to syndication costs and meals and entertainment as well as state and local taxes. The syndication costs relate to expected non-deductible placement agent fees associated with an alternative asset management product.

        For the period ended March 31, 2007, the effective tax rate differed from the statutory tax rate of 35% primarily due to meals and entertainment and state and local taxes.

Liquidity and Capital Resources

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2008, we had cash and cash equivalents of $91.9 million.

        As part of our separation from SG, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. Under the terms of the Separation Agreement with SG (the "Separation Agreement"), the amount of this distribution is subject to adjustment based on a final review of the Company's separation from SG. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the Separation Agreement. We have accrued approximately $2.1 million as a capital distribution payable to SG related to this final review.

        During 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG currently disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company and SG are continuing to review the matter in an effort to reach a mutually acceptable resolution.

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

        At March 31, 2008, Cowen's net capital under the SEC's Uniform Net Capital Rule was $83.0 million, or $82.0 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At March 31, 2008, CIL's Financial Resources of approximately $8.2 million exceeded the minimum requirement of $3.6 million by approximately $4.6 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. Liquid Capital, as defined, must exceed the Total Capital requirement of the FSA, as defined. At March 31, 2008, CAM UK's Liquid Capital of approximately $2.5 million exceeded the minimum requirement of $0.7 million by approximately $1.8 million.

Cash Flows

  Three Months Ended March 31, 2008.

        Cash decreased by $48.0 million for the three months ended March 31, 2008, primarily as a result of cash used in operating activities.

        Our operating activities used $43.5 million of cash due to a decrease in cash from changes in operating liabilities of $71.4 million, partially offset by an increase in cash from changes in operating assets of $27.0 million, net income of $0.7 million, and non-cash charges of $0.2 million.

        The change in operating liabilities of $71.4 million was primarily due to a decrease in employee compensation and benefits payable of $60.3 million and a decrease in securities sold, not yet purchased, at fair value, of $12.9 million. The decrease in employee compensation and benefits payable was due to the payment of 2007 bonus accruals in the first quarter of 2008. The three-month change in securities sold, not yet purchased, at fair value, caused cash to decrease by that amount.

        The change in operating assets of $27.0 million was primarily due to a decrease in receivable from brokers, dealers and clearing brokers of $16.1 million and a decrease in other assets of $7.0 million. The decrease in receivable from brokers, dealers, and clearing brokers was primarily due to a reduction in net inventory and collections from clearing brokers. The decrease in other assets was primarily related to collections on taxes receivable. The non-cash charges primarily represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $0.4 million of cash due to purchases of fixed assets.

        Our financing activities used $4.1 million of cash in the first quarter of 2008, primarily due to the use of $4.2 million for the purchase of shares under our stock repurchase program. For the three months ended March 31, 2008, the Company repurchased 0.5 million of its own shares in the open market, at an average price of $9.29, which have been permanently retired. The repurchase program is funded through the return of capital to the Company from Cowen.

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

Credit Facilities

        We have an irrevocable Letter of Credit for $5.0 million issued by The Bank of New York Mellon ("BNY Mellon"), expiring on December 1, 2008, which support obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit issued by BNY Mellon, the first of which is for $100 thousand, expiring on July 26, 2008, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57 thousand, expiring on November 14, 2008, supporting one of Cowen's lease obligations. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of March 31, 2008, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of March 31, 2008; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

        The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

        Our significant accounting policies are summarized in Note 2 to our Condensed Consolidated Financial Statements in Part I, Item 1. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

        Using these criteria, we believe the following to be our critical accounting policies:

  Revenue Recognition

        Investment banking revenues include fees from public and private capital raising transactions and providing strategic advisory services.

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

  •
  Strategic/financial advisory fess.    Our strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. We also earn fees for related advisory work such as providing fairness opinions. We record strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Valuation of Financial Instruments

        Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables.

        On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

        Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. In these instances, primarily for warrants, we estimate the fair value of these instruments using various pricing models and available information that management deems most relevant. Among the factors considered by us in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments.

  Goodwill

        Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets

("SFAS 142"), goodwill is not amortized. We monitor goodwill annually or more frequently if events or circumstances indicate a possible impairment.

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows, relevant trading multiples of comparable exchange listed corporations, and the trading price of our common shares.

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement. See Note 4 of the Notes to the Condensed Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 11,of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion of the Escrow and Indemnification Agreements. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter by matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

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

        In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-2 is not expected to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

        In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide for Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The effective date for SOP 07-1 was initially for fiscal years beginning on or after December 15, 2007; however, in February 2008, the FASB directed the FASB staff to issue SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1 ("SOP 07-1-1"), which indefinitely delays the effective dates for SOP 07-1 and FASB Staff Position ("FSP") FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies which was effective upon adoption of SOP 07-1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended March 31, 2008, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the first quarter of 2008. These items should be read together with the Company's discussion in Note 9 "Commitments, Contingencies and Guarantees—Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

  Lernout & Hauspie Litigation

        On March 18, 2008, the Company moved for summary judgment for the second time, seeking dismissal of all claims. On April 18, 2008, before the motion was fully briefed, the United States District Court for the District of New Jersey denied the Company's motion without prejudice, subject to renewal of the motion at the completion of discovery, which is continuing. To the extent the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

  In re: Initial Public Offering Securities Litigation

        On March 26, 2008, the United States District Court for the Southern District of New York denied Defendants' motion to dismiss the amended complaints in each of the six focus cases. To the extent the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

  Stanton Litigation

        On April 8, 2008, the United States Bankruptcy Court for the Western District of Missouri granted defendants' motion for summary judgment dismissing counts 1 through 3 of the complaint, which alleged various breaches of fiduciary duty and denied the Trustee's cross-motion for summary judgment. No motion was made with respect to the Trustee's remaining claims for corporate waste, illegal distribution under the Delaware Limited Liability Company Act, and preferential and fraudulent transfers in connection with the payment of management fees. The Trustee filed a motion for reconsideration of the Bankruptcy Court's summary judgment ruling on April 25, 2008. That motion is currently pending. To the extent the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

  Opnext Litigation

        The Company and several other underwriter defendants were named as defendants in two cases filed in March 2008 in the United States District Court for the District of New Jersey relating to the February 14, 2007 IPO of Opnext, Inc. The complaints in both cases assert claims under the federal securities laws and allege generally that the financial statements in Opnext's registration statement and prospectus contained materially false and misleading statements. The plaintiffs have sought to consolidate the cases and appoint a lead plaintiff.

  Regulatory Inquiries and Investigations

        As previously disclosed, the SEC was conducting an informal inquiry that appeared to focus principally on the conduct of a research salesperson who the Company terminated in late 2004 for obtaining sensitive information about a company and sharing that information with certain of his clients. On March 12, 2008, the Company received a letter from the SEC indicating that they had completed their investigation and did not intend to recommend any enforcement action against the Company.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2007 Form 10-K filed on March 13, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth the information with respect to purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month 1 (January 1, 2008 - January 31, 2008)
Common stock repurchases(1)	449,000		449,000
Employee transactions(2)
Total	467,271	$9.29	467,271	115,929
Month 2 (February 1, 2008 - February 29, 2008)
Common stock repurchases(1)	—		—
Employee transactions(2)
Total	—	$—	—	115,929
Month 3 (March 1, 2008 - March 31, 2008)
Common stock repurchases(1)	—		—
Employee transactions(2)
Total	—	$—	—	115,929
Total (January 1, 2008 - March 31, 2008)
Common stock repurchases(1)	449,000		449,000
Employee transactions(2)
Total

(1)
As announced in November 2007 the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock.
(2)
Represents shares of common stock withheld in satisfaction of tax withholding obligations upon the vesting of restricted shares.

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

COWEN GROUP, INC.
	By:	/s/ DAVID M. MALCOLM
		Name:	David M. Malcolm
		Title:	Chief Executive Officer and President (principal executive officer)
	By:	/s/ THOMAS K. CONNER
		Name:	Thomas K. Conner
		Title:	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 9, 2008

Exhibit Index

Exhibit No.	Description
10.1	Resignation Agreement between the Company and Kim S. Fennebresque dated March 4, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on March 6, 2008)*
10.2	Employment Agreement between the Company and Kim S. Fennebresque dated March 4, 2008 (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on March 6, 2008)*
10.3	Employment Agreement between the Company and David M. Malcolm dated March 4, 2008 (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on March 6, 2008)*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Signifies management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
Special Note Regarding Forward-Looking Statements
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
Exhibit Index