Form 10-Q
period 2008-06-30
Cowen Group, Inc.
filed 2008-08-06
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of August 5, 2008, there were 14,352,735 shares of the registrant's common stock outstanding.

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

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

        Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2008 and 2007. The Consolidated Financial Statements as of December 31, 2007 were audited.

 PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$108,155	$139,879
Restricted cash pursuant to escrow agreement	23,336	23,515
Securities owned, at fair value	29,872	25,613
Receivable from brokers, dealers and clearing brokers	38,948	48,776
Corporate finance and syndicate receivables	7,800	12,956
Due from related parties	8,774	2,708
Exchange memberships, at cost (fair value of $705 and $961 at
June 30, 2008 and December 31, 2007, respectively)	486	486
Investments	6,158	—
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $10,453 and
$9,303 at June 30, 2008 and December 31, 2007, respectively)	10,840	11,414
Goodwill	50,000	50,000
Other assets	26,300	33,691

Total assets	$310,669	$349,038

Liabilities, Minority Interest and Stockholders' Equity
Liabilities
Bank overdrafts	$791	$1,719
Securities sold, not yet purchased, at fair value	34,048	25,639
Payable to brokers, dealers and clearing brokers	5,840	373
Employee compensation and benefits payable	21,243	73,077
Legal reserves and legal expenses payable (see Note 11,
Commitments, Contingencies and Guarantees)	23,726	25,464
Accounts payable, accrued expenses and other liabilities	17,595	14,111

Total liabilities	103,243	140,383

Minority interest	467	—
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized,
14,367,181 and 14,641,776 shares issued, and 14,367,181 and 14,488,759 shares outstanding at June 30, 2008 and December 31, 2007, respectively
(including 3,129,693 and 2,999,031 restricted shares, respectively)	110	115
Additional paid-in capital	215,420	217,102
Accumulated deficit	(8,619)	(8,562)
Accumulated other comprehensive income	48	—
Less: common stock held in treasury, at cost: 153,017 shares
at December 31, 2007	—	—

Total stockholders' equity	206,959	208,655

Total liabilities, minority interest and stockholders' equity	$310,669	$349,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Investment banking	$20,502	$30,148	$34,364	$55,511
Brokerage	37,116	38,539	75,199	83,750
Interest and dividend income	919	1,894	2,142	4,031
Other	4,133	642	5,955	1,472

Total revenues	62,670	71,223	117,660	144,764

Expenses
Employee compensation and benefits	38,905	43,823	67,714	88,990
Floor brokerage and trade execution	3,073	3,187	5,513	6,641
Service fees	4,117	3,714	8,326	7,217
Communications	3,893	4,418	7,542	8,615
Occupancy and equipment	4,030	4,373	8,219	8,650
Marketing and business development	3,877	4,129	7,503	7,344
Depreciation and amortization	649	1,015	1,287	1,781
Interest	63	154	106	295
Other	6,430	6,031	11,552	12,228

Total expenses	65,037	70,844	117,762	141,761

Operating (loss) income	(2,367)	379	(102)	3,003
Gain on exchange memberships	—	—	—	1,775

(Loss) income before income taxes	(2,367)	379	(102)	4,778
(Benefit) provision for income taxes	(1,656)	155	(45)	2,083

Net (loss) income	$(711)	$224	$(57)	$2,695

Weighted average common shares outstanding:
Basic	11,238	12,912	11,246	12,911
Diluted	11,238	13,530	11,246	13,474
Earnings (loss) per share:
Basic	$(0.06)	$0.02	$(0.01)	$0.21
Diluted	$(0.06)	$0.02	$(0.01)	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities
Net (loss) income	$(57)	$2,695
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,662	9,710
Depreciation and amortization	1,287	1,781
Deferred income taxes	(12)	(3,518)
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	179	15,724
Securities owned, at fair value	(4,259)	83,767
Receivable from brokers, dealers and clearing brokers	9,828	16,714
Corporate finance and syndicate receivables	5,156	4,804
Exchange memberships	—	325
Due from related parties	(6,066)	886
Other assets	7,681	(3,460)
Increase (decrease) in operating liabilities:
Bank overdrafts	(928)	316
Securities sold, not yet purchased, at fair value	8,409	(89,385)
Payable to brokers, dealers and clearing brokers	5,467	(29,020)
Employee compensation and benefits payable	(51,834)	(80,526)
Legal reserves and legal expenses payable	(1,738)	(27,962)
Accounts payable, accrued expenses and other liabilities	3,256	11,691

Net cash used in operating activities	(20,969)	(85,458)

Cash flows from investing activities
Purchase of fixed assets	(713)	(783)
Investments purchased	(6,158)	—

Net cash used in investing activities	(6,871)	(783)

Cash flows from financing activities
Share repurchases	(4,351)	—
Contributions from minority interest holders	467	—

Net cash used in financing activities	(3,884)	—

Net decrease in cash and cash equivalents	(31,724)	(86,241)
Cash and Cash Equivalents
Beginning of period	139,879	185,042

End of period	$108,155	$98,801

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$94	$383
Income taxes	$2,045	$9,508
Supplemental disclosure of non-cash flow information
Accrued capital withdrawal payable to Société Générale	$—	$142

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

        Cowen and Company, LLC ("Cowen"), a Delaware single member limited liability company, is the United States broker-dealer subsidiary of the Company. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, operating primarily in the United States. Cowen's predecessor was SG Cowen Securities Corporation. Effective January 26, 2007, Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

        Cowen International Limited ("CIL"), a corporation formed under the laws of England and Wales, is the United Kingdom broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in Europe. CIL's predecessors were SG London Securities Limited and SG London Branch.

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

        Cowen Funds, p.l.c. ("Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority, and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages investment funds in the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated liability between sub-funds which are listed on the Irish Stock Exchange. The Company, through Cowen, has a controlling financial interest in Cowen Funds.

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

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the separation agreement between the Company and SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 12, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement. At June 30, 2008 and December 31, 2007, the Company had accrued $2.1 million as a capital distribution to SG related to this final review, which is included in accounts payable, accrued expenses and other liabilities on the accompanying Condensed Consolidated Statements of Financial Condition. On July 1, 2008, the Company made a payment of $2.1 million to SG.

        SGASH received all of the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares it held immediately prior to the IPO. On December 5, 2007, the Company filed a Registration Statement on Form S-3 on behalf of SG. As a result, SG may sell its remaining shares at any time.

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

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Since the Company became a public company, these payments have been included as operating activities. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 11, "Commitments, Contingencies and Guarantees" and Note 12, "Separation from Société Générale and Other Related Matters" for further discussion.

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

$22.2 million and principal transactions of $15.2 million for the three months ended June 30, 2007, and commissions of $46.2 million and principal transactions of $35.9 million for the six months ended June 30, 2007, have been combined for those periods into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations and (ii) $1.1 million and $1.7 million for the three and six months ended June 30, 2007, respectively, related to fees paid to the Company for equity research, have been reclassified from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Condensed Consolidated Financial Statements include the accounts of Cowen Group, Inc., its subsidiaries, and all other entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company determines whether it has a controlling financial interest by first evaluating whether the entity is a voting interest entity, or a variable interest entity ("VIE").

        Voting interest entities are those in which the total equity investment at risk is sufficient to enable the entity to finance its activities independently. Voting interest entities provide equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities in the Consolidated Statement of Cash Flows. Voting interest entities are consolidated in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). ARB 51 provides that ownership of a majority voting interest is a condition for a controlling financial interest in an entity.

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

        When the Company does not have a controlling financial interest in an entity but exerts significant influence over that entity's operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent, or, in the case of investments in limited partnerships, more than 3 to 5 percent.

        In addition to the situations described above, the Company evaluates partnerships, limited liability companies and similar entities that are not VIEs according to the provisions of EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). The Company consolidates any such entities over which the Company, as general partner or managing member, has the presumption of control according to EITF 04-5.

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

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

        For many financial instruments, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are not marketable, they may not have readily determinable fair values. In these instances, primarily for warrants, the Company estimates fair value using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments. See Note 10, "Fair Value Measurements" for further discussion.

        Prior to January 1, 2008, the Company followed the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments, which permitted the recognition of a discount to the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

quoted price when determining the fair value for a substantial block of a particular security, when the quoted price was not considered to be readily realizable (i.e., a block discount).

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

Corporate Finance and Syndicate Receivables

        Corporate finance and syndicate receivables include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of June 30, 2008 and December 31, 2007.

Investments

        The Company's investment in Cowen Healthcare Royalty Partners-A, LP (the "CHRP Fund"), is accounted for under the equity method, with the Company's proportionate share of the income or loss of the CHRP Fund recorded in other revenue. See Note 8, "Investments" for further discussion.

Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment, and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

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

Share-Based Compensation

        Share-based awards granted under the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 14, "Share-Based Compensation" for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters. See Note 11, "Commitments, Contingencies, and Guarantees" and Note 12, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

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

        When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

        Private placement fees, which include warrants received in certain transactions, strategic advisory fees and financial advisory fees, are recorded when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

  •
  Principal Transactions.  Principal transaction revenue includes net trading gains and losses from the Company's market-making activities in over-the-counter equity securities, listed options trading, trading of convertible securities, and trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, the Company provides liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects the Company to market risk. These positions are typically held for a very short duration.

  •
  Equity Research Fees.  Equity research fees are paid to the Company for providing equity research. These fees are recognized as revenue when they are earned.

  Other

        Other revenue includes fees for managing assets and investments in private equity, traditional asset management and alternative asset management funds, as well as fees for managing a portfolio of merchant banking investments on behalf of SG and other third party investors, and miscellaneous income such as fees for managing venture capital investments. Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Revenue Recognition on Incentive Income

        Incentive income is calculated as a percentage of the profits earned by CHRP Management, subject to clawback and waterfall provisions. The Company has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. As of June 30, 2008, the Company has not yet recorded any incentive income related to this arrangement.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

        The Company uses futures contracts for proprietary trading activities and has, in the past, utilized credit default swaps to buy credit protection. The Company uses listed options for proprietary trading activities and to economically hedge trading positions. The Company also holds warrant positions. Warrants provide the holder the right to purchase securities from the issuer, and may be received in connection with certain private placement transactions.

        The fair values of the credit default swaps and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Condensed Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Condensed Consolidated Statement of Operations. The fair value of listed options, warrants, and credit default swaps is included in securities owned and securities sold, not yet purchased in the Condensed Consolidated Statements of Financial Condition. There were no futures contracts or required margin deposits at June 30, 2008 or December 31, 2007.

        Realized and unrealized gains and losses from changes in the fair value of derivatives are included in brokerage revenue in the Condensed Consolidated Statements of Operations. The Company does not use hedge accounting as described in SFAS No. 133, Accounting for Derivatives and Hedging Activities.

Earnings Per Share

        The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income by the weighted average outstanding shares assuming conversion of all potentially dilutive restricted stock and stock options, in accordance with the treasury stock method.

Leases

        Leases are accounted for under SFAS No. 13, Accounting for Leases. All of the Company's leases are classified as operating leases.

Foreign Currency

        The Company consolidates certain foreign subsidiaries that have designated a foreign currency as their functional currency. For entities that have designated a foreign currency as their functional currency, assets and liabilities are translated into U.S. dollars based on current rates, which are the rates prevailing at each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in other comprehensive income, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        The income tax provision reflected in the Condensed Consolidated Statements of Operations is consistent with the liability method described in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is considered more likely than not that any benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

        The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires recognition and measurement of a tax position taken or expected be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company entered into an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters. See Note 12, "Separation from Société Générale and Other Related Matters," for further discussion of the Indemnification Agreement.

        On July 12, 2006, the Company entered into an escrow agreement with SGASH and a third-party escrow agent (the "Escrow Agreement") and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify the Company. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $23.3 million as of June 30, 2008 and $23.5 million as of December 31, 2007.

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

5. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$23,690	$31,578	$16,715	$23,705
Options	2,640	2,470	3,247	1,363
Mutual funds	2,057	—	2,660	—
Warrants	1,485	—	2,420	—
Corporate debt securities	—	—	571	571

Total	$29,872	$34,048	$25,613	$25,639

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Securities Owned and Securities Sold, Not Yet Purchased (Continued)

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Condensed Consolidated Statements of Financial Condition. Substantially all securities owned (equity securities and options) are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008		December 31, 2007
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$29,820	$1,644	$42,941	$34
Fees and commissions	9,128	4,196	5,835	339

Total	$38,948	$5,840	$48,776	$373

7. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded during the three and six months ended June 30, 2008 and 2007. The fair value of the exchange memberships was $0.7 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively.

8. Investments

        The Company applies the equity method of accounting for its ownership interests in the CHRP Fund, a fund which principally invests in commercial-stage biopharmaceutical products and companies. The carrying value of the investment at June 30, 2008 was $6.2 million, which included $0.5 million of minority interest in Cowen Healthcare Royalty GP, LLC, the General Partner of the CHRP Fund. The Company has a total investment commitment of $25 million to the CHRP Fund.

9. Goodwill

        All of the Company's goodwill resulted from the 1998 acquisition of the former Cowen private partnership by SG. The entire goodwill balance is recorded at the Cowen entity, the U.S. broker-dealer subsidiary of the Company. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to SFAS 142. There were no additions to goodwill and no impairment losses recorded during the six months ended June 30, 2008.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Fair Value Measurements

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

         Options.    Listed options are valued based on quoted market prices. All options trade in active markets and are classified within Level 1.

         Mutual funds.    Mutual funds are valued based on quoted net asset values. All mutual funds trade in active markets and are classified within Level 1.

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

        The Company maintains policies and procedures to value its financial instruments using the highest level and most relevant data available. In addition, management reviews valuations, including independent price validation, for certain instruments. In some instances, the Company retains an independent pricing vendor to assist in valuing certain instruments.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$23,615	$75	$—	$23,690
Options	2,640	—	—	2,640
Mutual funds	2,057	—	—	2,057
Warrants	—	977	508	1,485

	$28,312	$1,052	$508	$29,872

Liabilities:
Equity securities	$31,578	$—	$—	$31,578
Options	2,470	—	—	2,470

	$34,048	$—	$—	$34,048

        The following is a summary of the change in balance sheet carrying values associated with Level 3 financial instruments for the six months ended June 30, 2008.

	Warrants	Total
	(in thousands)
Balance at December 31, 2007	$434	$434
Realized gains or losses, net	—	—
Unrealized gains	74	74
Purchases and sales, net	—	—

Balance at June 30, 2008	$508	$508

        Realized and unrealized gains and losses on warrants are reported in brokerage revenues in the Consolidated Statement of Operations. There were no transfers out of Level 3 for the period ended June 30, 2008. The change in unrealized gains above relates entirely to assets still held at the reporting date. For the three months ended March 31, 2008 there were no changes in the value of warrants classified as Level 3.

        The Company has elected to defer the provisions of SFAS 157 related to disclosures surrounding nonfinancial assets, including goodwill, and nonfinancial liabilities in accordance with FSP SFAS 157-2, which deferred the required implementation of these disclosures until 2009.

11. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

11. Commitments, Contingencies and Guarantees (Continued)

such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 12, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow and Indemnification Agreements. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of June 30, 2008. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

        Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses will not have a material adverse effect on the Company's consolidated financial condition or cash flows. However, losses may be material to the Company's operating results in a future period depending, in part, on the operating results for such period and the extent to which the Company is indemnified by SG.

  Lease commitments

        The Company's headquarters is located in New York City and other office locations include Boston, San Francisco, Cleveland, Dallas, Stamford, Atlanta, Chicago, London and Geneva. Certain office space is leased under operating leases that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five-year extension option which would allow the Company to extend the lease through November 30, 2019. As of June 30, 2008, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2008	$4,761
2009	9,631
2010	9,741
2011	9,730
2012	9,232
Thereafter	11,477

$54,572

        Rent expense was $2.9 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and was $5.7 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively. Rent expenses above include building operating expenses which are charged to the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

11. Commitments, Contingencies and Guarantees (Continued)

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of June 30, 2008, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2008	$6,138
2009	10,709
2010	4,485

$21,332

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

  Capital Committment

        The Company has committed to invest $25 million as a Limited Partner of the CHRP Fund. This commitment is expected to be called over a three to four year period. The Company is also a member of Cowen Healthcare Royalty GP, LLC, the General Partner of the CHRP Fund and will make its pro-rata investment in the Fund along with the other members of the General Partner.

12. Separation from Société Générale and Other Related Matters

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

        Under the Separation Agreement, both the Company and SG have assumed and/or retained certain actual or contingent liabilities. Specifically, the Company retained or assumed, among others,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12. Separation from Société Générale and Other Related Matters (Continued)

certain liabilities reflected in the Company's Condensed Consolidated Statements of Financial Condition, all liabilities associated with the Company's stock ownership and incentive compensation plans, liabilities associated with certain contracts and accounts that the Company shares with SG, liabilities associated with the breach of or failure to perform any of the Company's obligations under certain agreements, certain specified liabilities and all other liabilities expressly allocated to the Company in connection with the separation, and all other known and unknown liabilities (to the extent not specifically assumed by SG) relating to, arising out of or resulting from the Company's business, assets, liabilities or any business or operations conducted by the Company at any time prior to, on or after the date of separation. Liabilities retained or assumed by SG include, among others, liabilities associated with the sale and transfer of its interests in the SG Merchant Banking Fund L.P. to a third party, its portion of liabilities associated with certain contracts and accounts that it shares with the Company, liabilities associated with the breach of or failure to perform any of its obligations under certain agreements, liabilities arising from the operation of its business, liabilities associated with certain businesses previously conducted by the Company, certain liabilities associated with any known or unknown employee-related claims made by any current or former employees of SG or any of its subsidiaries (other than the Company), certain specific contingent liabilities to the extent that such liabilities exceed the aggregate dollar amount held in escrow pursuant to the Escrow Agreement, certain specified liabilities and all other liabilities expressly allocated to it under the Separation Agreement and the other agreements entered into in connection with the separation, and all other known and unknown liabilities relating to, arising out of or resulting from its business, assets, liabilities or any business or operations conducted by SG.

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

        During the third quarter of 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company has taken steps to pursue its legal claim.

13. Related Party Transactions

        The Company has related party transactions with Cowen Investments Holdings, LLC, an unconsolidated investment fund holding company and, beginning in the third quarter of 2007, the unconsolidated investment funds managed by CHRP Management.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

        Amounts receivable from related parties were $8.8 million and $2.7 million as of June 30, 2008 and December 31, 2007, respectively. There were no amounts payable to related parties as of June 30, 2008 and December 31, 2007. Revenues from related parties were $3.8 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $5.4 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively, and are included in other revenues in the Condensed Consolidated Statements of Operations. The related party revenues and receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the unconsolidated investment funds managed by CHRP Management.

14. Share-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of June 30, 2008, there were approximately 2.0 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized expense of $4.4 million and $5.2 million for the three months ended June 30, 2008 and 2007, respectively, and expense of $2.7 million and $9.7 million for the six months ended June 30, 2008 and 2007, respectively. The income tax effect recognized for these awards was a benefit of $1.9 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively, and a benefit of $1.1 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer. In connection with Mr. Fennebresque's resignation, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). As a result, compensation expense for the six months ended June 30, 2008 includes a reversal of $5.1 million of expense previously recognized for Mr. Fennebresque's IPO award. This adjustment is partially offset by the reversal of associated income tax benefits of $2.2 million.

        In addition, as part of his resignation agreement with the Company, Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation. The fair value of the related shares were remeasured as a result of this vesting modification, and any remaining expense associated with these awards was expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards. The net result of the remeasurement and acceleration of these awards was an expense of $0.1 million in the six months ended June 30, 2008.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14. Share-Based Compensation (Continued)

  Stock Options

        The fair value of each option award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:

          Expected term— Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method according to the provisions of SEC Staff Accounting Bulletin No. 107 ("SAB 107"): industry, market capitalization, stage of life cycle and capital structure, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

          Expected volatility— Based on the lack of historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB 107.

          Risk free rate— The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

          Dividend yield— The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.

        There were no stock option grants during the six months ended June 30, 2008 and 2007. The following table summarizes the Company's stock option activity for the six months ended June 30, 2008:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2007	977,861	$16.01
Options granted	—	—
Options exercised	—	—
Options forfeited	(99,513)	16.00
Options expired	—	—

Balance outstanding at June 30, 2008	878,348	$16.02	5.10	$—

Options exercisable at June 30, 2008	—	$—	—	$—

(1)
No options were exercised through June 30, 2008.

(2)
Based on the Company's closing stock price of $7.72 on June 30, 2008.

        As of June 30, 2008, there was $1.5 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.9 years. No stock options vested during the six months ended June 30, 2008.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14. Share-Based Compensation (Continued)

  Restricted Shares

        The following table summarizes the Company's restricted shares activity for the six months ended June 30, 2008:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2007	2,999,031	$17.39
Granted	1,591,314	9.56
Vested	(210,606)	19.18
Forfeited	(1,250,046)	15.66

Balance outstanding at June 30, 2008	3,129,693	$13.68

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of June 30, 2008, there was $18.8 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended June 30, 2008 was $1.9 million. No shares vested during the six months ended June 30, 2007.

  Restricted Stock Units

        As of June 30, 2008, there were 23,783 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. During the six months ended June 30, 2008, the Company awarded 17,077 restricted stock units to its non-employee Board members. As of June 30, 2008, there were 18,766 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. During the six months ended June 30, 2008, the Company awarded 4,117 restricted stock units to employees.

15. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. For the period ended June 30, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. The Company's U.K. operations for the period ended June 30, 2007 are included in CIL's U.K. tax filing since CAM UK did not commence operations until October 2007. The

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	9.1	4.8	9.1	4.8
Non-deductible placement fees	22.0	—	22.0	—
Share-based compensation	13.0	—	13.0	—
Discrete item share-based compensation	(1.3)	—	(29.3)	—
Meals and entertainment	9.0	3.8	9.0	3.8
Other, net	(5.4)	(2.7)	(3.3)	(0.0)
Change in valuation allowance	(11.4)	0.0	(11.4)	0.0

Effective tax rate	70.0%	40.9%	44.1%	43.6%

        For the three months ended June 30, 2008, the tax benefit of $1.7 million consisted of a current tax benefit of $0.4 million and a net deferred tax benefit of $1.3 million. For the six months ended June 30, 2008 the tax benefit of $45 thousand consisted of a current tax expense of $2 thousand offset by a net deferred tax benefit of $47 thousand.

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to non-deductible placement fees, meals and entertainment, share-based compensation, and state and local taxes. The non-deductible placement agent fees are associated with CHRP Management, one of the Company's alternative asset management businesses. For the period ended June 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes and meals and entertainment.

        Due to the vesting of shares in January 2008, share-based compensation increased the effective tax rate, as the expense reported is based on the grant share price of $20.67 while the 2008 tax deduction is based on the vesting date share price of $9.25. This book-tax difference is permanent because the Company does not have a windfall of tax benefits under SFAS 123R. At December 31, 2007, the Company had established a valuation allowance to account for the decrease in share price and tax deduction. As such, the share-based compensation permanent difference for the period is offset by the release of the federal and state local valuation allowance.

        Additionally, the Company recorded a discrete item during the quarter ended June 30, 2008 related to share-based compensation that vested on June 30, 2008 since such restricted stock had a grant price of $13.87 while the associated 2008 tax deduction is based on the vest date share price of $7.72. This book-tax difference is also permanent. The impact of such discrete item is magnified by the low absolute value of book income for the six months ended June 30, 2008.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local tax authorities in jurisdictions where the Company has significant operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service for the periods 2001 through 2003 and 2004 through 2006, as well as New York state and city for the period 2004 through 2006. During the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

second quarter of 2008, the Company and its former parent, SGAI, settled the New York state audit for the period 2001 through 2003 with no changes to the tax returns as filed.

16. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of June 30, 2008, there were 14,367,181 shares outstanding, of which 3,129,693 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 23,783 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of the end of the period and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2008, as their inclusion would have been anti-dilutive. Stock options outstanding were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2007, as their inclusion would have been anti-dilutive.

        The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income	$(711)	$224	$(57)	$2,695

Shares for basic and diluted calculations:
Average shares used in basic computation	11,238	12,912	11,246	12,911
Stock options	—	—	—	—
Restricted shares	—	618	—	563

Average shares used in diluted computation	11,238	13,530	11,246	13,474

Earnings per share:
Basic	$(0.06)	$0.02	$(0.01)	$0.21
Diluted	$(0.06)	$0.02	$(0.01)	$0.20

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

17. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2008, Cowen had net capital of $74.5 million, which was $73.5 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2008, CIL's Financial Resources of $8.3 million exceeded the minimum requirement of $3.6 million by $4.7 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the Irish Financial Regulator ("IFR") in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At June 30, 2008, CAM UK's Financial Resources of $2.0 million exceeded the FSA's minimum requirement of $0.7 million by $1.3 million and IFR's minimum requirement of $1.0 million net shareholder's funds was exceeded by $1.0 million.

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

Overview

        We are an investment bank dedicated to providing superior research, brokerage, and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization and private companies. We also offer traditional and alternative asset management services to institutional investors. Our asset management business includes teams based in the U.S. and the U.K. Our U.S. team focuses on a growth-oriented investment style centered on small and mid-sized companies based primarily in North America. Our U.K. team provides traditional asset management products, focusing on a global equity strategy. Our alternative asset management business consists of Cowen Healthcare Royalty Partners, which invests principally in commercial-stage biopharmaceutical products and companies, and Cowen Capital Partners, which manages a portfolio of middle market private equity investments for third party investors. We operate through a single reportable segment.

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

        The challenging market environment that began during the second half of 2007 continued and increased during the second quarter of 2008. The unfavorable market conditions and poor market sentiment are negatively impacting financial services firms, including us, in the form of fewer and smaller investment banking and capital-raising transactions.

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

Recent Developments

  Management Changes

        Kim S. Fennebresque, our former Chief Executive Officer, resigned as non-Executive Chairman and a member of the Board of Directors of the Company effective July 15, 2008. John E. Toffolon, Jr., the Company's Lead Director, was elected to succeed him as non-Executive Chairman of the Board of Directors as of that date. Mr. Fennebresque remains employed as a Senior Advisor to the Company.

  Acquisition of Latitude Holdings Limited

        On March 7, 2008, the Company announced that it had signed a definitive agreement with the stockholders of Latitude Holdings Limited ("LHL") to acquire 100% of LHL. LHL, through its wholly-owned subsidiaries, operates Latitude Capital Group, a boutique investment bank headquartered in Hong Kong with offices in mainland China. On July 30, 2008, the Company received Hong Kong Securities and Futures Commission approval of the transaction. The transaction is expected to close in the third quarter of 2008, subject to customary closing conditions. The anticipated consideration to be paid by the Company at closing is not expected to be material.

  Closing of Cowen Healthcare Royalty Partners, L.P.

        On July 21, 2008, the CHRP Fund was closed with capital commitments in excess of $500.0 million, the maximum size permitted under the CHRP Fund's limited partnership agreement. The CHRP Fund is managed by Cowen Healthcare Royalty Management, LLC ("CHRP Management"), an indirect wholly-owned subsidiary of the Company. CHRP Management makes long-term investments in commercial and near-commercial stage healthcare products and companies worldwide through the purchase and monetization of passive royalties, the creation of Synthetic Royalties(SM), and investments in royalties combined with equity or debt securities.

Basis of Presentation

        The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by SG through the Indemnification Agreement. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Payments related to these matters are included in the Condensed Consolidated Statements of Cash Flows as operating activities. The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense. See Note 11 of the Notes to the Condensed Consolidated Financial Statements, "Commitments, Contingencies and Guarantees" and Note 12 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which it has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) commissions of $22.2 million and principal transactions of $15.2 million for the three months ended June 30, 2007, and commissions of $46.2 million and principal transactions of $35.9 million for the six months ended June 30, 2007, have been combined for that period into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations and (ii) $1.1 million and $1.7 million for the three and six months ended June 30, 2007, respectively, related to fees paid to the Company for equity research, have been reclassified from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations.

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

  •
  Underwriting fees.  We earn underwriting revenues in securities offerings in which we act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Our underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii) the Company has been informed of the number of shares that it has been allotted.

  When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

  •
  Private placement fees.  We earn agency placement fees, including warrants in certain transactions, in non-underwritten transactions such as private placements, PIPEs and Registered Direct transactions ("RDs"). We record private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

  •
  Principal transactions.  Our brokerage revenues also include net trading gains and losses from principal transactions, which primarily include acting as a market-maker in over-the-counter equity securities, listed options trading, trading of convertible securities, and from trading gains and losses on inventory and other firm positions, which include warrants previously received as part of investment banking transactions. In certain cases, we commit our own capital to provide liquidity to clients buying or selling blocks of shares of listed stocks without previously identifying the other side of the trade at execution, which subjects us to market risk. These positions are typically held for a very short duration.

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

  Other

        Other revenues include fees for managing assets and investments in private equity, traditional asset management and alternative asset management funds, as well as fees for managing a portfolio of merchant banking investments on behalf of SG and other third party investors, and miscellaneous income such as fees for managing venture capital investments. Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

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

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be a benefit of $0.2 million in 2008, and an expense of $2.1 million, $1.1 million, and $0.3 million in the years 2009, 2010, and 2011, respectively. The Company recorded an adjustment of $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Mr. Fennebresque upon his resignation as Chief Executive Officer and President. This adjustment is partially offset by the reversal of associated income tax benefits of $2.2 million.

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

         Other.    Other expenses include consulting fees, professional fees, legal and related costs, implementation costs related to outsourcing and other projects, insurance premiums, placement fees, exchange membership fees, research delivery costs and other related expenses.

Gain on Exchange Memberships

        These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as in stand-alone state and local tax returns. For the period ended June 30, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. The Company's U.K. operations for the period ended June 30, 2007 are included in CIL's U.K. tax filing since CAM UK did not commence operations until October 2007.

        The income tax provision reflected in the Condensed Consolidated Statements of Operations is consistent with the liability method described in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is considered more likely than not that any benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to non-deductible placement fees, meals and entertainment, share-based compensation, and state and local taxes. The non-deductible placement agent fees are associated with CHRP Management, one of our alternative asset management businesses. For the period ended June 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes and meals and entertainment.

        The Company's effective tax rate depends on the results of its business. If the Company does not have sufficient income, it will not realize tax benefits, such as compensation and legal reserve deductions and foreign tax credits. Additionally, if the Company sustains losses, deferred tax assets will be subject to impairment through the establishment of a valuation allowance. Moreover, if the Company decides for business reasons to incur additional non-deductible placement fees, such expenses will increase the effective tax rate. Furthermore, a high proportion of the Company's deferred tax assets is attributable to share-based compensation. To the extent that share-based awards vest at a share price less than the grant price, such a shortfall will result in an unfavorable permanent book-tax difference.

        The Company, in conjunction with its advisers, continues to evaluate the placement fee with the goal of identifying and quantifying the tax deductible portion, if any, of the fee. Generally, advice regarding fund formation and investor reporting requirements are tax deductible. The Company anticipates resolution of this evaluation in the third quarter of 2008. To the extent that a portion of the fee is tax deductible, such deduction will reduce on our effective tax rate, if other factors remain the same.

Results of Operations

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Overview

        Total revenues decreased $8.5 million, or 12%, to $62.7 million for the three months ended June 30, 2008 compared with $71.2 million in the second quarter of 2007. This decrease was primarily due to a decrease in investment banking revenues of $9.6 million and a decrease in brokerage revenue of $1.4 million, partially offset by an increase in other revenues of $3.5 million.

        Total expenses decreased $5.8 million, or 8%, to $65.0 million for the three months ended June 30, 2008 compared with $70.8 million in the second quarter of 2007, primarily due to a decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues, offset by an increase in the compensation to revenue percentage from 58% to 60%. Total non-compensation expenses decreased $0.9 million, or 3%, during the three months ended June 30, 2008 compared with the second quarter of 2007, primarily due to a decrease in consulting costs related to a change in our trading and order management system, which also resulted in decreases to communication and depreciation costs. These decreases were partially offset by $2.0 million in placement fees related to the closings associated with CHRP Management, one of our alternative asset management businesses, and an increase in service fees. Excluding the $2.0 million of placement fees, total non-compensation expenses decreased $2.9 million, or 11%, during the three months ended June 30, 2008 compared with the second quarter of 2007. We recorded a net loss of $0.7 million for the three months ended June 30, 2008 compared with net income of $0.2 million in the second quarter of 2007.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended June 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$20,502	$30,148	$(9,646)	(32.0)%
Brokerage	37,116	38,539	(1,423)	(3.7)
Interest and dividend income	919	1,894	(975)	(51.5)
Other	4,133	642	3,491	543.8

Total revenues	62,670	71,223	(8,553)	(12.0)

Expenses
Employee compensation and benefits	38,905	43,823	(4,918)	(11.2)
Floor brokerage and trade execution	3,073	3,187	(114)	(3.6)
Service fees, net	4,117	3,714	403	10.9
Communications	3,893	4,418	(525)	(11.9)
Occupancy and equipment	4,030	4,373	(343)	(7.8)
Marketing and business development	3,877	4,129	(252)	(6.1)
Depreciation and amortization	649	1,015	(366)	(36.1)
Interest	63	154	(91)	(59.1)
Other	6,430	6,031	399	6.6

Total expenses	65,037	70,844	(5,807)	(8.2)

Operating (loss) income	(2,367)	379	(2,746)	(724.5)
(Benefit) provision for income taxes	(1,656)	155	(1,811)	(1168.4)

Net (loss) income	$(711)	$224	$(935)	(417.4)%

Revenues

  Investment Banking

        Investment banking revenues decreased $9.6 million, or 32%, to $20.5 million for the three months ended June 30, 2008 compared with $30.1 million in the second quarter of 2007. Our underwriting revenues decreased $10.9 million, or 72%, to $4.3 million for the three months ended June 30, 2008 compared with $15.2 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in the number of transactions completed, due in part to the continued depressed capital markets environment. Our private placement revenues decreased $3.9 million, or 58%, to $2.8 million for the three months ended June 30, 2008 compared with $6.7 million in the second quarter of 2007. The decrease was primarily attributable to decreased transaction volume consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $5.1 million, or 61%, in strategic advisory fees to $13.4 million for the three months ended June 30, 2008 compared with $8.3 million in the second quarter of 2007. The increase in strategic advisory fees was primarily the result of an increase in the number of transactions and revenue per transaction completed in the second quarter of 2008 as compared to the second quarter of 2007.

  Brokerage

        Brokerage revenue decreased $1.4 million, or 4%, to $37.1 million for the three months ended June 30, 2008 compared with $38.5 million in the second quarter of 2007. The decrease resulted primarily from a decrease in the value of the Company's warrant positions that were received in connection with investment banking transactions in the second quarter of 2008 compared to an increase in the second quarter of 2007.

  Interest and Dividend Income

        Interest and dividend income decreased $1.0 million, or 51%, to $0.9 million for the three months ended June 30, 2008 compared with $1.9 million in the second quarter of 2007. The decrease was primarily attributable to lower average interest rates in the second quarter of 2008 compared with the second quarter of 2007.

  Other

        Other revenues increased $3.5 million, or 544%, to $4.1 million for the three months ended June 30, 2008 compared with $0.6 million in the second quarter of 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $4.9 million, or 11%, to $38.9 million for the three months ended June 30, 2008 compared with $43.8 million in the second quarter of 2007. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the second quarter of 2008, partially offset by the increase of the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity, to 60% in the second quarter of 2008 compared to 58% in the second quarter of 2007. Employee compensation and benefits expense for the second quarter of 2008 included $1.3 million of expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to $2.5 million of expense in the prior year period.

  Service Fees

        Service fees increased $0.4 million, or 11%, to $4.1 million for the three months ended June 30, 2008 compared with $3.7 million in the three months ended June 30, 2007. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure and our trading and order management system.

  Communications

        Communication expenses decreased $0.5 million, or 12%, to $3.9 million for the three months ended June 30, 2008 compared with $4.4 million in the three months ended June 30, 2007. This decrease was primarily attributable to a reduction in costs associated with certain third-party market data services.

  Occupancy and Equipment

        Occupancy and equipment expense decreased $0.4 million, or 8%, to $4.0 million for the three months ended June 30, 2008 compared with $4.4 million in the three months ended June 30, 2007. These results are primarily attributable to a decrease in maintenance costs related to our information technology infrastructure.

  Depreciation and Amortization

        Depreciation and amortization decreased $0.4 million, or 36%, to $0.6 million for the three months ended June 30, 2008 compared with $1.0 million in the three months ended June 30, 2007. This decrease was primarily attributable to the accelerated amortization of retired software in the second quarter of 2007.

  Other

        Other expenses increased $0.4 million, or 7%, to $6.4 million for the three months ended June 30, 2008 compared with $6.0 million in the three months ended June 30, 2007. This increase was primarily attributable to a $2.0 million placement fee related to the closings associated with an alternative asset fund managed by CHRP Management, partially offset by reduced employment fees and reduced consulting costs due to a change in our trading and order management system in 2007.

Provision for Income Taxes

        For the three months ended June 30, 2008, the tax benefit of $1.7 million consisted of a current tax benefit of $0.4 million and a net deferred tax benefit of $1.3 million. The 2008 effective tax rate differs from the statutory rate of 35% primarily due to non-deductible placement fees associated with CHRP Management, one of our alternative asset management businesses, meals and entertainment, share-based compensation, and state and local taxes.

        For the three months ended June 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes, and meals and entertainment.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Overview

        Total revenues decreased $27.1 million, or 19%, to $117.7 million for the six months ended June 30, 2008 compared with $144.8 million in the first half of 2007. This decrease was primarily due to a decrease in investment banking revenues of $21.1 million and a decrease in brokerage revenue of $8.5 million, partially offset by an increase in other revenues of $4.4 million.

        Total expenses decreased $24.0 million, or 17%, to $117.8 million for the six months ended June 30, 2008 compared with $141.8 million in the first half of 2007, primarily due to a decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues and the reversal of share-based compensation expense related to the resignation of Mr. Fennebresque, offset by an increase in the Company's compensation to revenue ratio from 58% to 60%. Total non-compensation expenses decreased $2.7 million, or 5%, during the six months ended June 30, 2008 compared with the first half of 2007, primarily due to a reduction in floor brokerage and trade execution related expenses, communications related expenses, maintenance costs related to our information technology infrastructure, employment fees and consulting costs related to a change in our trading and order management system. These decreases were partially offset by an increase in service fees related to a change in our new trading and order management system and $2.2 million in placement fees related to closings associated with an alternative asset management fund managed by CHRP Management. Excluding the $2.2 million of placement fees, total non-compensation expenses decreased $4.9 million, or 9%, during the six months ended June 30, 2008 compared with the first half of 2007. We recorded a net loss of $0.1 million for the six months ended June 30, 2008 compared with net income of $2.7 million in the first half of 2007. Net income for the six months ended June 30, 2007 included a one-time gain on exchange memberships of $1.8 million realized upon the sale of our seat on the Chicago Board Options Exchange.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Six Months Ended June 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$34,364	$55,511	$(21,147)	(38.1)
Brokerage	75,199	83,750	(8,551)	(10.2)
Interest and dividend income	2,142	4,031	(1,889)	(46.9)
Other	5,955	1,472	4,483	304.6

Total revenues	117,660	144,764	(27,104)	(18.7)

Expenses
Employee compensation and benefits	67,714	88,990	(21,276)	(23.9)
Floor brokerage and trade execution	5,513	6,641	(1,128)	(17.0)
Service fees, net	8,326	7,217	1,109	15.4
Communications	7,542	8,615	(1,073)	(12.5)
Occupancy and equipment	8,219	8,650	(431)	(5.0)
Marketing and business development	7,503	7,344	159	2.2
Depreciation and amortization	1,287	1,781	(494)	(27.7)
Interest	106	295	(189)	(64.1)
Other	11,552	12,228	(676)	(5.5)

Total expenses	117,762	141,761	(23,999)	(16.9)

Operating (loss) income	(102)	3,003	(3,105)	(103.4)
Gain on exchange memberships	—	1,775	(1,775)	(100.0)

(Loss) income before income taxes	(102)	4,778	(4,880)	(102.1)
(Benefit) provision for income taxes	(45)	2,083	(2,128)	(102.2)

Net (loss) income	$(57)	$2,695	$(2,752)	(102.1)

Revenues

  Investment Banking

        Investment banking revenues decreased $21.1 million, or 38%, to $34.4 million for the six months ended June 30, 2008 compared with $55.5 million in the first half of 2007. Our underwriting revenues decreased $22.7 million, or 80%, to $5.8 million for the six months ended June 30, 2008 compared with $28.5 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in transaction volume and a decrease in average revenue per transaction which was due in part to the continued depressed capital markets environment. Our private placement revenues decreased $6.7 million, or 62%, to $4.1 million for the six months ended June 30, 2008 compared with $10.7 million in the first half of 2007. The decrease was primarily attributable to decreased transaction volume which is consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $8.2 million, or 50%, in strategic advisory fees to $24.5 million for the six months ended June 30, 2008 compared with $16.3 million during the same period in the prior year. The increase in strategic advisory fees was primarily due to an increase in the number of transactions completed during the first half of 2008 compared to the first half of 2007.

  Brokerage

        Brokerage revenue decreased $8.6 million, or 10%, to $75.2 million for the six months ended June 30, 2008 compared with $83.8 million in the first half of 2007. The decrease resulted primarily from a decrease in the value of the Company's warrant positions that were received in connection with investment banking transactions in the first half of 2008 compared to an increase of $6.5 million in the first half of 2007.

  Interest and Dividend Income

        Interest and dividend income decreased $1.9 million, or 47%, to $2.1 million for the six months ended June 30, 2008 compared with $4.0 million in the first half of 2007, resulting primarily from lower average interest rates in the first half of 2008 compared with the first half of 2007.

  Other

        Other revenues increased $4.5 million, or 305%, to $6.0 million for the six months ended June 30, 2008 compared with $1.5 million in the first half of 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $21.3 million, or 24%, to $67.7 million for the six months ended June 30, 2008 compared with $89.0 million in the first half of 2007. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the first half of 2008, partially offset by the increase of the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity, to 60% in the first half of 2008 compared to 58% in the first half of 2007. Employee compensation and benefits expense for the first half of 2008 included a net reversal of $2.9 million of expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to $5.0 million of expense in the prior year period. The reversal in the first half of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Mr. Fennebresque in connection with his resignation.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $1.1 million, or 17%, to $5.5 million for the six months ended June 30, 2008 compared with $6.6 million in the first half of 2007. This decrease was primarily attributable to more favorable pricing under our clearing agreement with a non-affiliate, effective January 26, 2007.

  Service Fees, net

        Net service fees increased $1.1 million, or 15%, to $8.3 million for the six months ended June 30, 2008 compared with $7.2 million in the first half of 2007. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure and our trading and order management system.

  Communications

        Communications expenses decreased $1.1 million, or 13%, to $7.5 million for the six months ended June 30, 2008 compared with $8.6 million in the first half of 2007. This decrease was primarily attributable to a reduction in costs associated with certain third-party market data services.

  Occupancy and Equipment

        Occupancy and equipment expense decreased $0.4 million, or 5%, to $8.2 million for the six months ended June 30, 2008 compared with $8.6 million in the first half of 2007. These results are primarily attributable to a decrease in maintenance costs related to our information technology infrastructure.

  Depreciation and Amortization

        Depreciation and amortization expense decreased $0.5 million, or 28%, to $1.3 million for the six months ended June 30, 2008 compared with $1.8 million in the first half of 2007. This decrease was primarily attributable to the accelerated amortization of retired software in 2007.

  Other

        Other expenses decreased $0.7 million, or 5%, to $11.6 million for the six months ended June 30, 2008 compared with $12.2 million in the first half of 2007. This decrease was primarily attributable to a reduction in employment fees, lower renewal premiums on our insurance program, and reduced consulting costs due to a change in our trading and order management system in January of 2007. These decreases were partially offset by $2.2 million in placement fees for the six months ended June 30, 2008 related to the closings associated with an alternative asset management fund managed by CHRP Management.

  Gain on exchange memberships

        Gain on exchange memberships was $1.8 million in first half of 2007 as a result of the sale of our seat on the Chicago Board Options Exchange.

  Provision for income taxes

        For the six months ended June 30, 2008, the tax benefit of $45 thousand consisted of a current tax expense of $2 thousand offset by a net deferred tax benefit of $47 thousand. The 2008 effective tax rate differs from the statutory rate of 35% primarily due to non-deductible placement fees associated with CHRP Management, one of our alternative asset management businesses, meals and entertainment, share-based compensation, and state and local taxes.

        For the six months ended June 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes and meals and entertainment.

Liquidity and Capital Resources

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2008, we had cash and cash equivalents of $108.2 million.

        As part of our separation from SG, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. Under the terms of the separation agreement with SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 12 "Separation from Société Générale and Other Related Matters," of the Notes to the Condensed Consolidated Financial Statements for further discussion of the Separation Agreement. We accrued $2.1 million as a capital distribution payable to SG related to this final review, and on July 1, 2008, we paid $2.1 million to SG.

        During 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserves have been established. The Company has taken steps to pursue its legal claim.

        The Company has committed to invest $25 million as a Limited Partner of the CHRP Fund. This commitment is expected to be called over a three to four year period. The Company is also a member of Cowen Healthcare Royalty GP, LLC, the General Partner of the CHRP Fund and will make its pro-rata investment in the CHRP Fund along with the other members of the General Partner.

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

        At June 30, 2008, Cowen's net capital under the SEC's Uniform Net Capital Rule was $74.5 million, or $73.5 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At June 30, 2008, CIL's Financial Resources of $8.3 million exceeded the minimum requirement of $3.6 million by $4.7 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the Irish Financial Regulator (IFR") in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At June 30, 2008, CAM UK's Financial Resources of $2.0 million exceeded the FSA's minimum requirement of $0.7 million by $1.3 million and IFR's minimum requirement of $1.0 million net shareholder's funds was exceeded by $1.0 million.

Cash Flows

  Six Months Ended June 30, 2008.

        Cash decreased by $31.7 million for the six months ended June 30, 2008, primarily as a result of cash used in operating activities.

        Our operating activities used $21.0 million of cash due to a decrease in cash from changes in operating liabilities of $37.3 million and a net loss of $0.1 million, partially offset by an increase in cash from changes in operating assets of $12.5 million and non-cash charges of $3.9 million.

        The change in operating liabilities of $37.3 million was primarily due to a decrease in employee compensation and benefits payable of $51.8 million, partially offset by an increase in securities sold, not yet purchased, at fair value, of $8.4 million. The decrease in employee compensation and benefits payable was due to the payment of 2007 bonus accruals in the first half of 2008. The six-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount.

        The change in operating assets of $12.5 million was primarily due to a decrease in receivable from brokers, dealers and clearing brokers of $9.8 million and a decrease in other assets of $7.7 million, partially offset by an increase in securities owned, at fair value, of $4.3 million. The decrease in receivable from brokers, dealers, and clearing brokers was primarily due to a reduction in net inventory and collections from clearing brokers. The decrease in other assets was primarily related to collections on taxes receivable. The change in securities owned, at fair value, caused cash to decrease by that amount. The non-cash charges primarily represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $6.9 million of cash due to investment purchases of $6.2 million and purchases of fixed assets of $0.7 million.

        Our financing activities used $3.9 million of cash in the first six months of 2008, primarily due to the use of $4.4 million for the purchase of shares under our stock repurchase program. For the six months ended June 30, 2008, the Company repurchased 0.5 million of its own shares in the open market, at an average price of $9.29. These shares have been permanently retired. The repurchase program is funded through the return of capital to the Company from Cowen.

  Six Months Ended June 30, 2007.

        Cash decreased by $86.2 million for the six months ended June 30, 2007, primarily as a result of cash used in operating activities.

        Our operating activities used $85.5 million of cash due to a decrease in cash from changes in operating liabilities of $214.9 million, partially offset by an increase in cash from changes in operating assets of $118.7 million, net income of $2.7 million, and non-cash charges of $8.0 million. The change in operating liabilities of $214.9 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $89.4 million, a decrease in employee compensation and benefits payable of $80.5 million, and a decrease in payable to brokers, dealers and clearing brokers of $29.0 million. The six-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount. The decrease in employee compensation and benefits payable was due to the payment of 2006 bonus accruals in the first quarter of 2007. The change in operating assets of $118.7 million was primarily due to a decrease in securities owned, at fair value of $83.8 million, a decrease in receivable from brokers, dealers and clearing brokers of $16.7 million and a decrease in restricted cash pursuant to escrow agreement of $15.7 million. The non-cash charges primarily represent share-based compensation, income taxes, and depreciation and amortization charges.

        Our investing activities used $0.8 million due to purchases of fixed assets.

Credit Facilities

        We have an irrevocable Letter of Credit for $5.0 million, expiring on December 1, 2008, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit, the first of which is for $100 thousand, expiring on July 26, 2009, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57 thousand, expiring on November 14, 2008, supporting CHRP Management's Stamford office lease. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2008, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of June 30, 2008; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-

sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Critical Accounting Policies and Estimates

        The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors, such as those described in "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

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

  •
  Underwriting fees.  We earn underwriting revenues in securities offerings in which we act as an underwriter, such as IPOs, follow-on equity offerings and convertible security offerings. Our underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii) the Company has been informed of the number of shares that it has been allotted.

    When the Company is not the lead manager for a registered equity underwriting transaction, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduce the revenue the Company recognizes as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically within 90 days following the closing of the transaction.

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

        On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

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

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill. While we currently believe that goodwill is not impaired, if the trading price of our common stock continues to indicate a fair value of the Company below its carrying value, we may need to recognize an impairment charge. An impairment in the carrying value of goodwill would also impact the Company's assessment of whether a valuation allowance against its deferred tax asset is required.

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement. See Note 4 of the Notes to the Condensed Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 12 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow and Indemnification Agreements. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the six months ended June 30, 2008, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2008. These items should be read together with the Company's discussion in Note 11 "Commitments, Contingencies and Guarantees—Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

  IPO Antitrust Actions

        On May 23, 2008, the parties to the two actions pending in the United States District Court for the Southern District of New York ("SDNY"), In Re Issuer Plaintiff Initial Public Offering Antitrust Litigation, 00 Civ. 7804 (LMM) and In Re Public Offering Fee Antitrust Litigation, 98 Civ. 7890 (LMM), filed Stipulations of Dismissal with the SDNY which dismissed with prejudice the two actions against the Company and other underwriters. These two stipulations were signed by the SDNY on May 27, 2008 and May 28, 2008, respectively.

  Adelphia Communications Corp. Litigation

        On April 7, 2008, the Stocke action was dismissed by stipulation and order following a ruling by the Second Circuit that affirmed in all respects Judge McKenna's approval of the class settlement, which ruling is now final. The claims made by all class members who did not opt out, including the Stocke plaintiffs, have accordingly been dismissed and released.

        On June 17, 2008, the SDNY issued an Opinion and Order dismissing certain claims contained in the Amended Complaint filed in the bankruptcy court, including, without limitation, the equitable disallowance and equitable subordination claims. The SDNY is still considering motions to dismiss additional counts contained in the Amended Complaint that were not disposed of in the Opinion and Order.

  Crossroads Systems, Inc. Litigation

        On July 15, 2008, plaintiffs filed with the District Court of Travis County, Texas, a motion to dismiss the litigation against the Company with prejudice, and that same day, the court signed an order granting that motion.

  Stanton Litigation

        On May 16, 2008, the United States Bankruptcy Court for the Western District of Missouri denied the Trustee's motion for reconsideration of the Bankruptcy Court's summary judgment ruling.

  WorldSpace Litigation

        On July 21, 2008, the SDNY denied Defendants' motion to dismiss the Consolidated Amended Complaint.

  BigBand Litigation

        On May 30, 2008, plaintiffs in the federal securities class actions filed a Consolidated Amended Complaint in the United States District Court for the Northern District of California. On June 16, 2008, the Court granted the motion filed by state court plaintiffs to remand their complaint back to the

California Superior Court for the County of San Francisco. All defendants have moved to stay the state court action pending resolution of the federal securities class actions.

  Regulatory Inquiries and Investigations

        As previously disclosed, in October 2004, the Company received a request from the NYSE (now known as FINRA), as part of an industry-wide "sweep," for data and information relating to the Company's compliance with prospectus and product description delivery requirements with respect to certain securities. On June 16, 2008, the Company received a letter from FINRA indicating that the Department of Enforcement concluded its review and would not take formal disciplinary action against the Company. Instead, FINRA issued the Company a letter of admonition for certain violations of NYSE rules relating to the delivery of prospectuses and product descriptions.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        As announced in November 2007 the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock. There were no purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2008. As of June 30, 2008, there were 115,929 shares that may yet be purchased under the announced plan.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 3, 2008.

        The stockholders voted on proposals to:

  1.
  Elect two directors to the Board of Directors of the Company to serve three-year terms expiring at the later of the annual meeting of stockholders in 2011 or upon a successor being elected and qualified.

  2.
  Ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008.

        The two nominees for election as directors of the Company were elected, with terms expiring at the 2011 annual meeting of the Company or thereafter until their successors are duly elected and qualified. The following table shows the vote totals for each of these individuals.

Name	Votes For	Authority Withheld
Jeffrey Kurzweil	9,140,253	678,095
John E. Toffolon, Jr.	9,044,409	773,939

        Stockholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of votes cast for or against and the number of abstentions is set forth below.

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm	9,791,498	19,240	7,610	*

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

Dated: August 6, 2008

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