Form 10-Q
period 2008-09-30
Cowen Group, Inc.
filed 2008-11-04
CIK 1355007

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 3, 2008, there were 14,238,330 shares of the registrant's common stock outstanding.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three and nine months ended September 30, 2008 and 2007. The Consolidated Financial Statements as of December 31, 2007 were audited.

 PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$111,907	$139,879
Restricted cash pursuant to escrow agreement	16,012	23,515
Securities owned, at fair value	17,856	25,613
Receivable from brokers, dealers and clearing brokers	30,044	48,776
Corporate finance and syndicate receivables	7,889	12,956
Due from related parties	269	2,708
Exchange memberships, at cost (fair value of $651 and $961 at September 30, 2008 and December 31, 2007, respectively)	476	486
Investments	10,753	—
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $11,111 and $9,303 at September 30, 2008 and December 31, 2007, respectively)	10,707	11,414
Goodwill	2,454	50,000
Intangible assets, net	572	—
Other assets	19,403	33,691

Total assets	$228,342	$349,038

Liabilities, Minority Interest and Stockholders' Equity
Liabilities
Bank overdrafts	$1,140	$1,719
Securities sold, not yet purchased, at fair value	9,038	25,639
Payable to brokers, dealers and clearing brokers	653	373
Employee compensation and benefits payable	34,736	73,077
Legal reserves and legal expenses payable (see Note 12, Commitments, Contingencies and Guarantees)	17,675	25,464
Accounts payable, accrued expenses and other liabilities	14,588	14,111

Total liabilities	77,830	140,383

Minority interest	1,082	—
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 14,349,381 and 14,641,776 shares issued, and 14,349,381 and 14,488,759 shares outstanding at September 30, 2008 and December 31, 2007, respectively (including 3,111,893 and 2,999,031 restricted shares, respectively)	110	115
Additional paid-in capital	219,810	217,102
Accumulated deficit	(70,325)	(8,562)
Accumulated other comprehensive loss	(165)	—
Less: common stock held in treasury, at cost: 153,017 shares at December 31, 2007	—	—

Total stockholders' equity	149,430	208,655

Total liabilities, minority interest and stockholders' equity	$228,342	$349,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Investment banking	$11,369	$14,382	$45,733	$69,893
Brokerage	41,408	39,911	116,607	123,661
Interest and dividend income	672	1,999	2,814	6,030
Other	4,588	1,213	10,543	2,685

Total revenues	58,037	57,505	175,697	202,269

Expenses
Employee compensation and benefits	39,121	37,850	106,835	126,840
Floor brokerage and trade execution	2,720	2,835	8,233	9,476
Service fees	4,125	4,021	12,451	11,238
Communications	3,691	4,118	11,233	12,733
Occupancy and equipment	4,225	4,308	12,444	12,958
Marketing and business development	2,577	2,323	10,080	9,667
Depreciation and amortization	716	695	2,003	2,476
Goodwill impairment	50,000	—	50,000	—
Other	6,690	7,173	18,348	19,696

Total expenses	113,865	63,323	231,627	205,084

Operating loss	(55,828)	(5,818)	(55,930)	(2,815)
Gain on exchange memberships	609	—	609	1,775

Loss before income taxes	(55,219)	(5,818)	(55,321)	(1,040)
Provision (benefit) for income taxes	6,486	(2,499)	6,441	(416)

Net loss	$(61,705)	$(3,319)	$(61,762)	$(624)

Weighted average common shares outstanding:
Basic	11,261	12,918	11,251	12,913
Diluted	11,261	12,918	11,251	12,913
Earnings (loss) per share:
Basic	$(5.48)	$(0.26)	$(5.49)	$(0.05)
Diluted	$(5.48)	$(0.26)	$(5.49)	$(0.05)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(61,762)	$(624)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	7,051	11,732
Depreciation and amortization	2,003	2,477
Deferred income taxes	5,697	(3,883)
Goodwill impairment	50,000	—
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	7,503	28,518
Securities owned, at fair value	7,757	167,877
Receivable from brokers, dealers and clearing brokers	18,732	(9,356)
Corporate finance and syndicate receivables	5,806	16,870
Exchange memberships	10	325
Due from related parties	2,437	207
Other assets	7,941	(7,479)
Increase (decrease) in operating liabilities:
Bank overdrafts	(579)	(1,151)
Securities sold, not yet purchased, at fair value	(16,601)	(151,357)
Payable to brokers, dealers and clearing brokers	280	(25,657)
Employee compensation and benefits payable	(38,341)	(66,089)
Legal reserves and legal expenses payable	(7,789)	(27,086)
Accounts payable, accrued expenses and other liabilities	141	2,383

Net cash used in operating activities	(9,714)	(62,293)

Cash flows from investing activities
Acquisition, net of cash acquired	(3,107)	—
Purchase of investments	(10,753)	—
Purchase of fixed assets	(1,129)	(1,510)

Net cash used in investing activities	(14,989)	(1,510)

Cash flows from financing activities
Share repurchases	(4,351)	—
Contributions from minority interest holders	1,082	—

Net cash used in financing activities	(3,269)	—

Net decrease in cash and cash equivalents	(27,972)	(63,803)
Cash and Cash Equivalents
Beginning of period	139,879	185,042

End of period	$111,907	$121,239

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$154	$552
Income taxes	$2,061	$9,420
Supplemental disclosure of non-cash flow information
Accrued capital withdrawal payable to Société Générale	$—	$184

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

        On August 22, 2008, the Company acquired (through its purchase of Latitude Holdings Limited) Latitude Advisors Limited, a Hong Kong corporation which was re-named Cowen Latitude Advisors Limited ("CLAL"), and Latitude Investment Consulting (Beijing) Co., Ltd., a Chinese wholly-owned foreign corporation, which was re-named Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB"). CLAL and CLICB are each indirect wholly-owned subsidiaries of the Company and collectively serve as an investment banking firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in China. See Note 4, "Acquisition," for further discussion.

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the separation agreement between the Company and SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 13, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement. At December 31, 2007, the Company had accrued $2.1 million as a capital distribution to SG related to this final review, which was included in accounts payable, accrued expenses and other liabilities on the accompanying Condensed Consolidated Statements of Financial Condition. On July 1, 2008, the Company made a payment of $2.1 million to SG.

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

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Since the Company became a public company, these payments have been included as operating activities. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded,

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 12, "Commitments, Contingencies and Guarantees" and Note 13, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) commissions of $23.2 million and principal transactions of $15.7 million for the three months ended September 30, 2007, and commissions of $69.4 million and principal transactions of $51.6 million for the nine months ended September 30, 2007, have been combined for those periods into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations; (ii) $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, related to fees paid to the Company for equity research, have been reclassified from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations; and (iii) interest expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, have been reclassified to other expenses.

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

        When the Company does not have a controlling financial interest in an entity but exerts significant influence over that entity's operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This generally applies to

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

cases in which the Company owns a voting or economic interest of between 20 and 50 percent. The equity method may also apply to ownership interests in limited or general partnerships of more than 3 to 5 percent.

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

Minority Interest

        The Company reports the proportionate share of equity interests held by minority interest holders in Cowen Healthcare Royalty GP, LLC, the general partner of Cowen Healthcare Royalty Partners, L.P. (the "CHRP Fund"), as minority interest in the Condensed Consolidated Financial Statements.

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

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables.

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

        For many financial instruments, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are not marketable, they may not have readily determinable fair values. In these instances, primarily for

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

warrants, the Company estimates fair value using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments. See Note 11, "Fair Value Measurements" for further discussion.

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

Corporate Finance and Syndicate Receivables

        Corporate finance and syndicate receivables include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. No valuation allowance has been recorded as of September 30, 2008 and December 31, 2007.

Investments

        The Company's investment in the CHRP Fund is accounted for under the equity method, with the Company's proportionate share of the income or loss of the CHRP Fund recorded in other revenue. See Note 9, "Investments" for further discussion.

Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of the Company with the fair value of the Company. If the carrying value of the Company exceeds the fair value of the Company, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes consideration of projected cash flows, relevant trading multiples of comparable exchange-listed corporations, and the trading price of the Company's common shares.

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

Intangible Assets, net

        Intangible assets with finite lives are amortized over their estimated average useful lives in accordance with SFAS 142. Finite lived intangible assets are tested for impairment whenever events or circumstance suggest that the carrying amount of an asset is not recoverable and the carrying amount exceeds the fair value of the intangible asset. The Company does not have any intangible assets deemed to have indefinite lives.

Exchange Memberships

        Exchange memberships represent both an ownership interest and the right to conduct business on the exchange are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Share-Based Compensation

        Share-based awards granted under the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 15, "Share-Based Compensation" for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation matters. See Note 12, "Commitments, Contingencies, and Guarantees" and Note 13, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

  Investment Banking

        The Company earns investment banking revenue primarily from fees associated with public and private capital raising transactions and providing strategic advisory services. Investment banking revenues are derived primarily from small and mid-capitalization companies within the Company's target sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy.

  •
  Underwriting fees.  The Company earns underwriting revenues in securities offerings in which the Company can act as an underwriter, such as initial public offerings, follow-on equity offerings and convertible security offerings. Underwriting revenues include management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or the other offering documents are finalized; (ii) the Company has made a firm commitment for the purchase of shares from the issuer; and (iii) the Company has been informed of the number of shares that it has been allotted.

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

  •
  Strategic/financial advisory fees.  The Company's strategic advisory revenues include success fees earned in connection with advising companies, both buyers and sellers, principally in mergers and acquisitions. The Company also earns fees for related advisory work such as providing fairness opinions. The Company records strategic advisory revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  •
  Private placement fees.  The Company earns agency placement fees, including warrants in certain transactions, in non-underwritten transactions such as private placements, Private Investment in Public Equity transactions ("PIPEs") and Registered Direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

  Brokerage

        Brokerage revenue consists of commissions, principal transactions and equity research fees.

  •
  Commissions.  Commission revenue includes fees from executing client transactions in listed securities. These fees are recognized on a trade date basis. The Company permits institutional

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

    customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

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

Revenue Recognition on Incentive Income

        The Company recognizes incentive income when certain financial returns are achieved over the life of funds managed by the Company, and has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. The Company may be required to repay a portion of the incentive income to the limited partners of the fund in the event minimum performance levels are not achieved by the fund as a whole (these potential repayments are referred to as "clawbacks"). The Company would be required to establish a reserve for potential clawbacks if it determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of September 30, 2008, the Company has not recorded any incentive income related to this arrangement.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The fair values of the credit default swaps and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Condensed Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Condensed Consolidated Statement of Operations. The fair value of listed options, warrants, and credit default swaps is included in securities owned and securities sold, not yet purchased in the Condensed Consolidated Statements of Financial Condition. There were no futures contracts or required margin deposits at September 30, 2008 or December 31, 2007.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosure requirements for derivative instruments and hedging activities, including a description of how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The adoption of SFAS 161 is not expected to have a material impact on the Company's consolidated financial statements.

4. Acquisition

        On August 22, 2008, the Company acquired 100% of the outstanding shares of Latitude Holdings Limited ("Latitude") for $2.7 million in cash, plus direct acquisition costs. Latitude, through its subsidiary Latitude Capital Group, is a boutique investment bank headquartered in Hong Kong with offices in Beijing and Shanghai. The Company acquired Latitude in order to expand its activities in

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Acquisition (Continued)

China and provide a platform for future growth of its sector-focused investment banking strategy across the region.

        The Company accounted for the acquisition in accordance with the purchase method as required by SFAS No. 141, Business Combinations ("SFAS 141"). The results of operations for Latitude are included in the accompanying Condensed Consolidated Statements of Operations since the date of acquisition, and the assets and liabilities acquired were recorded at fair value as of the acquisition date.

        The table below summarizes the preliminary allocation of the purchase price consideration. The allocation is preliminary, and estimates and assumptions are subject to change. The primary areas of the purchase price allocation not yet finalized relate to the valuation of assets and liabilities acquired, including goodwill, and direct acquisition costs.

(in thousands)
Net tangible assets acquired	$26
Goodwill	2,454
Identifiable intangible assets	640

Total consideration	$3,120

        See Note 10, "Goodwill and Intangible Assets", for a description of the intangible assets acquired, and amortization periods.

        Latitude's results of operations included within the Company's Condensed Consolidated Statements of Operations for the period August 22, 2008 (acquisition date) through September 30, 2008 were not material. In addition, Latitude's results of operations prior to the acquisition date would not have been material to the Company's results of operations on a pro-forma basis for the three and nine months ended September 30, 2008 and 2007.

        The purchase agreement provides for additional contingent consideration of up to $2.0 million to be paid to certain of the sellers, based upon their continued service as employees. The contingent consideration vests one-third on each of the first, second, and third anniversaries of the acquisition date, and will be charged to employee compensation over the service period.

5. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company entered into an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters. See Note 13, "Separation from Société Générale and Other Related Matters," for further discussion of the Indemnification Agreement.

        On July 12, 2006, the Company entered into an escrow agreement with SGASH and a third-party escrow agent (the "Escrow Agreement") and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify the Company.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

5. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale (Continued)

Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $16.0 million as of September 30, 2008 and $23.5 million as of December 31, 2007.

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

6. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$13,098	$8,122	$16,715	$23,705
Options	1,845	916	3,247	1,363
Mutual funds	1,720	—	2,660	—
Warrants	1,193	—	2,420	—
Corporate debt securities	—	—	571	571

Total	$17,856	$9,038	$25,613	$25,639

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008		December 31, 2007
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$17,267	$172	$42,941	$34
Fees and commissions	12,777	481	5,835	339

Total	$30,044	$653	$48,776	$373

8. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment was recorded during the three and nine months ended September 30, 2008 and 2007. The Company recorded a gain on exchange memberships of $0.6 million for the three and nine months ended September 30, 2008. This gain was a result of the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc. The fair value of the remaining exchange memberships was $0.7 million and $1.0 million at September 30, 2008 and December 31, 2007, respectively.

9. Investments

        The Company applies the equity method of accounting for its ownership interests in the CHRP Fund, a fund which principally invests in commercial-stage biopharmaceutical products and companies. The carrying value of the investment at September 30, 2008 was $9.7 million, which included $0.7 million of minority interest in Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund.

10. Goodwill and Intangible assets

  Goodwill

        All of the Company's December 31, 2007 goodwill balance resulted from the 1998 acquisition of the former Cowen private partnership by SG. This goodwill balance is recorded at the Cowen entity, the U.S. broker-dealer subsidiary of the Company. In accordance with the provisions of FAS 142, the Company tests goodwill for impairment on an annual basis, or at an interim period if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        The Company last performed its annual test of goodwill for impairment for the period ended December 31, 2007. The financial market turmoil and the resulting negative impact on valuations for most financial institutions during the third quarter caused the Company to perform an interim test of goodwill for the period ended September 30, 2008. The test encompasses a two-step process. The first step requires the Company to identify potential impairment by comparing the fair value of its reporting unit (the Cowen entity) to its book value. The fair value of Cowen was based on (i) consideration of the trading price of the Company's common shares, (ii) trading multiples in comparable exchange listed corporations, and (iii) projected cash flows. The results of the Company's Step 1 test indicated that the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Goodwill and Intangible assets (Continued)

second step was required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. Based on this interim test, the Company concluded that goodwill was fully impaired for the period ended September 30, 2008. As such, the Company recorded a $50.0 million charge to fully impair the goodwill of the U.S. broker-dealer subsidiary of the Company.

        The following table presents the changes in the Company's goodwill balance for the nine months ended September 30, 2008:

(in thousands)
Balance at December 31, 2007	$50,000
Goodwill acquired	2,454
Impairment losses	(50,000)

Balance at September 30, 2008	$2,454

        The goodwill acquired relates to the Company's acquisition of Latitude Holdings Limited. See Note 4, "Acquisition," for further discussion.

  Intangible assets

        Information for the Company's intangible assets that are subject to amortization is presented below as of September 30, 2008. The intangible assets were acquired as part of the purchase of Latitude. See Note 4, "Acquisition," for further discussion. The Company did not have intangible assets at December 31, 2007.

		September 30, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer contracts	0.5	$390	$(65)	$325
Trademarks	10.0	170	(2)	168
Database	5.0	80	(1)	79

		$640	$(68)	$572

        Amortization expense related to intangible assets was $0.1 million for the three and nine months ended September 30, 2008. There was no amortization expense related to intangible assets recorded in the three or nine months ended September 30, 2007. All of the Company's intangible assets have finite lives.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

10. Goodwill and Intangible assets (Continued)

        The estimated future amortization expense for the Company's intangible assets as of September 30, 2008 is as follows:

(in thousands)
Remainder of 2008	$203
2009	163
2010	33
2011	33
2012	33
Thereafter	107

$572

11. Fair Value Measurements

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

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

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$13,029	$69	$—	$13,098
Options	1,845	—	—	1,845
Mutual funds	1,720	—	—	1,720
Warrants	—	685	508	1,193

	$16,594	$754	$508	$17,856

Liabilities:
Equity securities	$8,122	$—	$—	$8,122
Options	916	—	—	916

	$9,038	$—	$—	$9,038

        The following is a summary of the change in balance sheet carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2008.

	Warrants	Total
	(in thousands)
Balance at December 31, 2007	$434	$434
Realized gains or losses, net	—	—
Unrealized gains, net	74	74
Purchases and sales, net	—	—

Balance at September 30, 2008	$508	$508

        Realized and unrealized gains and losses on warrants are reported in brokerage revenues in the Consolidated Statement of Operations. There were no transfers out of Level 3 for the period ended September 30, 2008. For the three months ended September 30, 2008 there were no changes in the value of warrants classified as Level 3.

        The Company has elected to defer the provisions of SFAS 157 related to disclosures surrounding nonfinancial assets, including goodwill, and nonfinancial liabilities in accordance with FSP SFAS 157-2, which deferred the required implementation of these disclosures until 2009.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12. Commitments, Contingencies and Guarantees

  Legal Proceedings

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement. See Note 5, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 13, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow and Indemnification Agreements. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of September 30, 2008. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

  Lease Commitments

        The Company's headquarters are located in New York City and other office locations include Boston, San Francisco, Cleveland, Dallas, Stamford, Atlanta, Chicago, London, Geneva, Hong Kong, Beijing, and Shanghai. Certain office space is leased under operating leases that extend up to 2015. In addition, certain lease agreements are subject to escalation clauses. Under the terms of the Boston office lease, which expires on November 30, 2014, there is a five-year extension option which would allow the Company to extend the lease through November 30, 2019. As of September 30, 2008, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2008	$2,489
2009	9,784
2010	9,776
2011	9,730
2012	9,232
Thereafter	11,477

$52,488

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

12. Commitments, Contingencies and Guarantees (Continued)

        Rent expense was $2.9 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, and was $8.6 million and $8.2 million for the nine months ended September 30, 2008 and 2007, respectively. Rent expenses above include building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of September 30, 2008, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2008	$3,146
2009	11,115
2010	4,664

$18,925

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

        The Company is a member of various securities exchanges. Under the standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company's liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

  Capital Commitment

        The Company has committed to invest $27.0 million to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through September 30, 2008, the Company has funded $9.6 million towards these commitments.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

        During the third quarter of 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

13. Separation from Société Générale and Other Related Matters (Continued)

receivable is realizable. Therefore, no reserves have been established. The Company has taken steps to pursue its legal claim.

14. Related Party Transactions

        The Company has related party transactions with Cowen Investments Holdings, LLC, an unconsolidated investment fund holding company and, beginning in the third quarter of 2007, the CHRP Fund.

        Amounts receivable from related parties were $0.3 million and $2.7 million as of September 30, 2008 and December 31, 2007, respectively. There were no amounts payable to related parties as of September 30, 2008 and December 31, 2007. Revenues from related parties were $4.2 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $9.6 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in other revenues in the Condensed Consolidated Statements of Operations. The related party revenues and receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the CHRP Fund.

15. Share-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of September 30, 2008, there were approximately 1.9 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method proscribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized expense of $4.2 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and expense of $7.0 million and $11.7 million for the nine months ended September 30, 2008 and 2007, respectively. The income tax effect recognized for these awards was a benefit of $1.8 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and a benefit of $2.9 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer. Mr. Fennebresque resigned as Chairman effective July 15, 2008. In connection with Mr. Fennebresque's resignation, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). As a result, compensation expense for the nine months ended September 30, 2008 includes a reversal of $5.1 million of expense previously recognized for Mr. Fennebresque's IPO

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

Award. This adjustment is partially offset by the reversal of associated income tax benefits of $2.2 million.

        In addition, as part of his resignation agreement with the Company, Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation. The fair value of the related shares were remeasured as a result of this vesting modification, and any remaining expense associated with these awards was expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards. The net result of the remeasurement and acceleration of these awards was an expense of $0.1 million in the nine months ended September 30, 2008.

        The share-based compensation expense for the three and nine months ended September 30, 2007 includes a reversal of $2.6 million as well as the associated income tax benefit of such reversal of $1.1 million, representing the cumulative catch-up adjustment for a change in estimated forfeitures. The impact on earnings per share of the after-tax cumulative catch-up adjustment was to increase basic and diluted earnings per share by $0.11 for the three and nine months ended September 30, 2007.

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

        The weighted-average assumptions used in the valuation of stock option grants during the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
Weighted average expected option term (in years)	5.00	5.00
Expected volatility	31.4%	31.4%
Weighted average risk-free interest rate	3.27%	4.76%
Expected dividend yield	0%	0%
Weighted average fair value at grant date	$2.52	$6.35

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

        The following table summarizes the Company's stock option activity for the nine months ended September 30, 2008:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2007	977,861	$16.01
Options granted	100,002	7.49
Options exercised	—	—
Options forfeited	(100,479)	16.00
Options expired	(321)	16.00

Balance outstanding at September 30, 2008	977,063	$15.14	5.04	$86,002

Options exercisable at September 30, 2008	206,748	$16.00	4.78	$—

(1)
No options were exercised through September 30, 2008.

(2)
Based on the Company's closing stock price of $8.35 on September 30, 2008.

        As of September 30, 2008, there was $1.4 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.9 years. During the nine months ended September 30, 2008, 207,069 stock options with a total fair value at grant date of $1.3 million vested. No stock options vested during the nine months ended September 30, 2007.

  Restricted Shares

        The following table summarizes the Company's restricted shares activity for the nine months ended September 30, 2008:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2007	2,999,031	$17.39
Granted	1,591,314	9.56
Vested	(210,606)	19.18
Forfeited	(1,267,846)	15.63

Balance outstanding at September 30, 2008	3,111,893	$13.68

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of September 30, 2008, there was $16.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2008 was $1.9 million. No shares vested during the nine months ended September 30, 2007.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

  Restricted Stock Units

        As of September 30, 2008, there were 23,783 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. During the nine months ended September 30, 2008, the Company awarded 17,077 restricted stock units to its non-employee Board members. As of September 30, 2008, there were 18,766 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. During the nine months ended September 30, 2008, the Company awarded 4,117 restricted stock units to employees.

16. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. For the period ended September 30, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. The Company's U.K. operations for the period ended September 30, 2007 are included in CIL's U.K. tax filing since CAM UK did not commence operations until October 2007. The reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the three months and nine months ended September 30, 2008 (tax expense) and 2007 (tax benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes	(7.7)	17.9	(7.7)	17.9
Provision to return adjustment	(0.1)	6.7	(0.1)	6.7
Meals and entertainment	(0.8)	(16.7)	(0.8)	(16.7)
Other, net	(5.0)	7.9	(4.9)	4.9
Change in valuation allowance	(33.1)	(7.8)	(33.1)	(7.8)

Effective tax rate	(11.7)%	43.0%	(11.6)%	40.0%

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes. The components included in other, net are non-deductible placement fees, share-based compensation and an excess book goodwill deduction. The non-deductible placement agent fees are associated with CHRP Management, one of the Company's alternative asset management businesses.

        For 2008, a valuation allowance was recorded against a significant component of the Company's deferred tax assets as the Company anticipates reporting a cumulative loss for the period 2006 through 2008. At September 30, 2008 the net deferred tax asset of $4.6 million consists of a deferred tax asset of $33.1 million offset by a valuation allowance of $28.5 million. A valuation allowance was not recorded against the remaining net deferred tax asset as the Company has the ability to realize such assets. Separately, the Company has deferred tax liabilities of $1.4 million at September 30, 2008.

        For the periods ended September 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes, meals and entertainment, the provision to return adjustment and a change in the valuation allowance. The 2007 change in valuation allowance is primarily

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16. Income Taxes (Continued)

attributable to a valuation allowance established against start-up and organizational costs associated with the formation of new businesses that were estimated to be tax deductible beyond 2009.

  Goodwill Impairment

        The $50.0 million impairment of book goodwill recorded during the three and nine months ended September 30, 2008 results in tax expense of $1.6 million. The tax expense includes a current tax expense of $1.6 million due to excess book goodwill deductions and a net deferred tax benefit (net of valuation allowance) of $0.0 million. The net deferred tax benefit is $0.0 million since the movement in the deferred tax accounts, a benefit of $19.9 million, is fully offset by a change in the valuation allowance.

        The $19.9 million deferred tax benefit is the result of a decrease in deferred tax liabilities of $3.0 million and increase in the deferred tax assets of $16.9 due to the impairment of goodwill. The deferred tax asset of $16.9 million associated with the remaining tax goodwill of $39.4 million (non-tax effected) will be amortized over its remaining tax life of 12.75 years (15 years less 2.25 years of pre-impairment tax goodwill amortization).

  Tax Examinations

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local tax authorities in jurisdictions where the Company has significant operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service for the periods 2001 through 2003 and 2004 through 2006, as well as New York state and city for the period 2004 through 2006. During the second quarter of 2008, the Company and its former parent, SGAI, settled the New York state audit for the period 2001 through 2003 with no changes to the tax returns as filed.

17. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of September 30, 2008, there were 14,349,381 shares outstanding, of which 3,111,893 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 23,783 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of the end of the period and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding were not included in the

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

17. Earnings Per Share (Continued)

computation of diluted earnings per common share for the three and nine months ended September 30, 2008, and 2007, as their inclusion would have been anti-dilutive. The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net loss	$(61,705)	$(3,319)	$(61,762)	$(624)

Shares for basic and diluted calculations:
Average shares used in basic computation	11,261	12,918	11,251	12,913
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	11,261	12,918	11,251	12,913

Earnings (loss) per share:
Basic	$(5.48)	$(0.26)	$(5.49)	$(0.05)
Diluted	$(5.48)	$(0.26)	$(5.49)	$(0.05)

18. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of September 30, 2008, Cowen had net capital of $78.2 million, which was $77.2 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At September 30, 2008, CIL's Financial Resources of $7.9 million exceeded the minimum requirement of $3.2 million by $4.7 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the Irish Financial Regulator ("IFR") in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At September 30, 2008, CAM UK's Financial Resources of $1.5 million exceeded the FSA's minimum requirement of $0.6 million by $0.9 million and IFR's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.6 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At September 30, 2008, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.1 million by $0.2 million.

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

Overview

        We are an investment bank dedicated to providing superior research, brokerage, and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization and private companies. We also offer traditional and alternative asset management services to institutional investors. Our asset management business includes teams based in the U.S. and the U.K. Our U.S. team focuses on a growth-oriented investment style centered on small and mid-sized companies based primarily in North America. Our U.K. team provides traditional asset management products, focusing on a global equity strategy. Our alternative asset management business consists of Cowen Healthcare Royalty Partners, which invests principally in commercial-stage biopharmaceutical products and companies, and Cowen Capital Partners, LLC, which manages a portfolio of middle market private equity investments for third party investors. We operate through a single reportable segment.

        The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

External Factors Impacting Our Business

        Many external factors affect our revenues and profitability, including: economic and market conditions, the level and volatility of interest rates, inflation, political events, investor sentiment, legislative and regulatory developments and competition. A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high market and investor confidence. These factors influence the levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period. Because these external market environment factors are unpredictable and beyond our control, our earnings may fluctuate significantly from period to period. We are also subject to various legal and regulatory actions that impact our business and financial results.

        The challenging market environment that began during the second half of 2007 continued and increased profoundly during the third quarter of 2008. During this quarter, the U.S. and international markets declined precipitously, particularly in September, with the bankruptcy filing of Lehman Brothers, Inc., the sale of Merrill Lynch and Co., Inc. to Bank of America Corp., the U.S. government's intervention in the government-sponsored enterprises, the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") and the U.S. government loan to American International Group, Inc. These factors, and others, all contributed to the well-documented freezing of the global credit markets, which led the U.S. government to implement a massive capital infusion plan initially focused on the nation's largest financial institutions. This historic deterioration in the capital markets continued through the end of the third quarter of 2008. Although the Company had no direct debt, credit, or structured product exposure, the historic decline in market conditions and investor sentiment have negatively impacted all financial services firms, including us, in the form of fewer and smaller investment banking, strategic advisory and capital-raising transactions. The market turmoil also resulted in increased volatility in the secondary equity markets, which resulted in increased trading volumes in all major equity markets. This increase in trading volume benefited brokerage businesses, including ours.

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

Recent Developments

  Goodwill Impairment

        During the three month period ended September 30, 2008, the Company recorded a non-recurring, non-cash charge of $50.0 million relating to the impairment of the legacy goodwill on our Consolidated Statement of Financial Condition. The goodwill impairment will have no effect on the Company's cash position or on the regulatory capital position of the broker-dealer. The goodwill subject to impairment resulted from the 1998 acquisition of the Company's predecessor by Société Générale. This goodwill was retained by the Company at the time of our initial public offering and was recorded at the U.S. broker-dealer subsidiary of the Company. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"), and performs annual impairment tests of goodwill. Over the past year the Company's stock, like others in our industry, has traded at historically low levels relative to book value. These depressed valuations have placed significant pressure on goodwill impairment tests as market capitalization is a key determinant of possible goodwill impairment. As a result, we performed an interim impairment test as prescribed by SFAS 142 and determined that our legacy goodwill from Société Générale's acquisition of our predecessor had been impaired.

  Deferred Tax Asset Valuation Allowance

        The goodwill impairment charge discussed above caused the Company to establish a valuation allowance against a significant portion of its deferred tax assets. The valuation allowance established during the third quarter resulted in a net reduction of tangible book value. This valuation allowance will be reversed when the Company has sufficient taxable income to utilize such deferred tax assets. Such reversal will increase tangible book value. As with the goodwill impairment charge, the valuation allowance does not involve a cash charge or payment. The impact on tangible book value at September 30, 2008 was $0.56 per share.

  Acquisition of Latitude Holdings Limited

        On August 22, 2008, the Company completed our acquisition of Latitude Holdings Limited ("Latitude"), a boutique investment bank headquartered in Hong Kong with offices in Beijing and Shanghai. Latitude has been renamed Cowen Latitude Asia, and Frank K. Au, previously President of Latitude, has become its Chief Executive Officer and joins Cowen's investment banking operating committee.

  Headcount

        As of September 30, 2008, the Company had 514 full-time employees, down 4% from December 31, 2007. Excluding the impact of the Latitude acquisition, at the end of the third quarter headcount had decreased 7% compared to December 31, 2007. Since September 30, 2008, the Company has reduced headcount to 476 full-time employees, a decrease of 11% compared to the beginning of the year. Excluding the impact of the Latitude acquisition, headcount has been reduced 14% since the beginning of the year. The net overall reductions noted above include the addition of 20 officer level professionals in the research, investment banking and brokerage businesses over the course of the year.

Basis of Presentation

        The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by SG through the Indemnification Agreement. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. Payments related to these matters are included in the Condensed Consolidated Statements of Cash Flows as operating activities. The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense. See Note 12 of the Notes to the Condensed Consolidated Financial Statements, "Commitments, Contingencies and Guarantees" and Note 13 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which it has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including (i) commissions of $23.2 million and principal transactions of $15.7 million for the three months ended September 30, 2007, and commissions of $69.4 million and principal transactions of $51.6 million for the nine months ended September 30, 2007, have been combined for that period into a new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations; (ii) $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, related to fees paid to the Company for equity research, have been reclassified from other revenue to the new revenue line entitled brokerage in the Condensed Consolidated Statements of Operations; and (iii) interest expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, have been reclassified to other expenses.

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

  •
  Private placement fees.  We earn agency placement fees, including warrants in certain transactions, in non-underwritten transactions such as private placements, Private Investment in Public Equity transactions ("PIPEs") and Registered Direct transactions ("RDs"). We record private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

  •
  Commissions.  Our brokerage business generates commission revenue from securities trading commissions paid by institutional investor clients. Commissions are recognized on a trade date basis. The Company permits institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

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

  Compensation Expense

        Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation awards and cash bonuses. The annual base salary for each individual employee is based on their experience and position, but generally does not exceed $250 thousand. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion of our equity awards are granted as a component of annual employee compensation. Employees who earn total compensation above a designated level may have a specified percentage of their compensation paid with restricted equity awards in lieu of cash. When restricted equity awards are utilized the amount of such awards paid to an employee is calculated using a pre-determined formula such that higher levels of compensation will dictate an increased percentage of total compensation paid in equity. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

        Historically, we have sought to maintain a ratio of compensation and benefits expense to revenue of between 58% and 60%, excluding the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. As market conditions deteriorated during the second half of 2007 our revenue also suffered and we elected to increase our compensation ratio to 65%, excluding expense associated with the initial grant of restricted equity in connection with our IPO. Market conditions have continued to decline throughout 2008 and our revenues have likewise suffered as the capital raising portion of our revenue base was effectively eliminated. We accrued compensation during the first half of 2008 at 60% of revenues, excluding expense associated with the initial grant of equity in connection with our IPO. Based on current market conditions and our outlook for the remainder of the year, we elected to accrue compensation in the third quarter of 2008 at 65% of revenues, excluding expense associated with the initial grant of equity in connection with our IPO. The success of our business is based largely on the quality of our employees and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to do what we can to minimize employee turnover. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be a benefit of $0.2 million in 2008, and an expense of $2.3 million, $1.2 million, and $0.3 million in the years 2009, 2010, and 2011, respectively. The Company recorded an adjustment of $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Mr. Fennebresque upon his resignation. This adjustment is partially offset by the reversal of associated income tax benefits of $2.2 million.

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

         Depreciation and amortization.    We incur depreciation and amortization expense related to capital assets, such as investments in technology and leasehold improvements, and amortization expense related to our intangible assets.

         Goodwill impairment.    This expense represents a non-cash charge for the impairment of the Company's goodwill.

         Other.    Other expenses include consulting fees, professional fees, legal and related costs, implementation costs related to outsourcing and other projects, insurance premiums, placement fees, exchange membership fees, interest, research delivery costs and other related expenses.

Gain on Exchange Memberships

        These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests or the other-than-temporary impairment of the membership interests.

Provision for Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as in stand-alone state and local tax returns. For the period ended September 30, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. The Company's U.K. operations for the period ended September 30, 2007 are included in CIL's U.K. tax filing since CAM UK did not commence operations until October 2007.

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

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes. Among the other components impacting the 2008 effective tax rate are non-deductible placement fees associated with CHRP management, one of the Company's alternative asset management businesses. During the quarter, the Company concluded that a portion of the non-deductible placement fee was tax deductible and the 2008 effective tax rate has been adjusted accordingly. For the period ended September 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes, meals and entertainment, the provision to return adjustment and a change in the valuation allowance.

        The Company's effective tax rate depends on the results of its business. If the Company does not have sufficient income, it will not realize tax benefits, such as compensation and legal reserve deductions and foreign tax credits. Moreover, if the Company decides for business reasons to incur additional non-deductible placement fees, such expenses will increase the effective tax rate. Furthermore, a high proportion of the Company's deferred tax assets are attributable to share-based compensation. To the extent that share-based awards vest at a share price less than the grant price, such a shortfall will result in an unfavorable permanent book-tax difference.

Results of Operations

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Overview

        Total revenues increased $0.5 million, or 1%, to $58.0 million for the three months ended September 30, 2008 compared with $57.5 million in the third quarter of 2007. This increase was primarily due to an increase in other revenues of $3.4 million and an increase in brokerage revenue of $1.5 million, partially offset by a decrease in investment banking revenues of $3.0 million and a decrease of interest and dividend revenues of $1.3 million.

        Total expenses increased $50.6 million, or 80%, to $113.9 million for the three months ended September 30, 2008 compared with $63.3 million in the third quarter of 2007. Total expenses for the three months ended September 30, 2008 include a $50.0 million non-recurring non-cash goodwill impairment charge. Excluding this goodwill impairment charge, total expenses increased $0.6 million, or 1%, to $63.9 million for the three months ended September 30, 2008 compared with $63.3 million in the third quarter of 2007. The increase was primarily due to the increase in the compensation to revenue ratio from 60% to 65%. Total non-compensation expenses, excluding the $50.0 million goodwill impairment charge, decreased $0.8 million, or 3%, during the three months ended September 30, 2008 compared with the third quarter of 2007, primarily due to a decrease in communication and other expenses. Non-compensation expenses during the 2008 period include $1.5 million associated with the final placement agent fee related to Cowen Healthcare Royalty Partners. Excluding the placement agent fee and the goodwill impairment charge, non-compensation expenses decreased $2.2 million, or 9%, compared to the third quarter of 2007. Including the $50.0 million non-cash goodwill impairment charge, we recorded a net loss of $61.7 million for the three months ended September 30, 2008 compared with a net loss of $3.3 million in the third quarter of 2007.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended September 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$11,369	$14,382	$(3,013)	(20.9)%
Brokerage	41,408	39,911	1,497	3.8
Interest and dividend income	672	1,999	(1,327)	(66.4)
Other	4,588	1,213	3,375	278.2

Total revenues	58,037	57,505	532	0.9

Expenses
Employee compensation and benefits	39,121	37,850	1,271	3.4
Floor brokerage and trade execution	2,720	2,835	(115)	(4.1)
Service fees, net	4,125	4,021	104	2.6
Communications	3,691	4,118	(427)	(10.4)
Occupancy and equipment	4,225	4,308	(83)	(1.9)
Marketing and business development	2,577	2,323	254	10.9
Depreciation and amortization	716	695	21	3.0
Goodwill impairment	50,000	—	50,000	NM
Other	6,690	7,173	(483)	(6.7)

Total expenses	113,865	63,323	50,542	79.8

Operating loss	(55,828)	(5,818)	(50,010)	859.6
Gain on exchange memberships	609	—	609	NM

Loss before income taxes	(55,219)	(5,818)	(49,401)	849.1
Provision (benefit) for income taxes	6,486	(2,499)	8,985	NM

Net loss	$(61,705)	$(3,319)	$(58,386)	1759.1%

NM—indicates not meaningful.

Revenues

  Investment Banking

        Investment banking revenues decreased $3.0 million, or 21%, to $11.4 million for the three months ended September 30, 2008 compared with $14.4 million in the third quarter of 2007. Our underwriting revenues decreased $6.3 million, or 90%, to $0.7 million for the three months ended September 30, 2008 compared with $7.0 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in the number of transactions completed, due in part to the continued depressed capital markets environment. Our private placement revenues decreased $0.3 million, or 36%, to $0.5 million for the three months ended September 30, 2008 compared with $0.8 million in the third quarter of 2007. The decrease was primarily attributable to decreased transaction volume consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $3.7 million, or 57%, in strategic advisory fees to $10.2 million for the three months ended September 30, 2008 compared with $6.5 million in the third quarter of 2007. The increase in strategic advisory fees was primarily the result of an increase in the number of transactions completed in the third quarter of 2008 as compared to the third quarter of 2007.

  Brokerage

        Brokerage revenue increased $1.5 million, or 4%, to $41.4 million for the three months ended September 30, 2008 compared with $39.9 million in the third quarter of 2007. The increase resulted primarily from increased revenues related to our core customer facilitation related activities compared to the third quarter of 2007.

  Interest and Dividend Income

        Interest and dividend income decreased $1.3 million, or 66%, to $0.7 million for the three months ended September 30, 2008 compared with $2.0 million in the third quarter of 2007. The decrease was primarily attributable to lower average interest rates in the third quarter of 2008 compared with the third quarter of 2007.

  Other

        Other revenues increased $3.4 million, or 278%, to $4.6 million for the three months ended September 30, 2008 compared with $1.2 million in the third quarter of 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense increased $1.3 million, or 3%, to $39.1 million for the three months ended September 30, 2008 compared with $37.8 million in the third quarter of 2007. The increase in the third quarter of 2008 was primarily the result of slightly higher revenue in the third quarter of 2008 and a reduction to expense in the third quarter of 2007 associated with estimated forfeiture rates of certain restricted stock awards. Employee compensation and benefits expense for the third quarter of 2008 included $1.4 million of expense associated with the initial grant of equity in connection with our IPO compared to $0.4 million of expense in the prior year period. Excluding the compensation expense associated with the initial grant of equity, employee compensation and benefits expense as a percentage of total revenues was 65% for the three months ended September 30, 2008 and 2007, respectively.

  Communications

        Communication expenses decreased $0.4 million, or 10%, to $3.7 million for the three months ended September 30, 2008 compared with $4.1 million in the three months ended September 30, 2007. This decrease was primarily attributable to a reduction in costs associated with certain third-party market data services.

  Marketing and Business Development

        Marketing and business development expense increased $0.3 million, or 11%, to $2.6 million for the three months ended September 30, 2008 compared with $2.3 million in the three months ended September 30, 2007. These results are primarily attributable to a decrease in the reimbursement of expenses related to investment banking engagements.

  Goodwill Impairment

        Goodwill impairment was $50.0 million for the three months ended September 30, 2008. The completion of our interim impairment test, as previously discussed, resulted in a $50.0 million non-recurring non-cash goodwill impairment charge.

  Other

        Other expenses decreased $0.5 million, or 7%, to $6.7 million for the three months ended September 30, 2008 compared with $7.2 million in the three months ended September 30, 2007. The third quarter of 2008 included a $1.5 million placement fee related to the closings associated with the CHRP Fund, as well as increases in foreign currency translation losses. These increases were more than offset by a reduction in legal fees, consulting costs and employment fees.

Gain on Exchange Memberships

        Gain on exchange memberships was $0.6 million for the three months ended September 30, 2008. This gain was the result of the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc.

Provision for Income Taxes

        For the three months ended September 30, 2008, the tax expense of $6.5 million consisted of a current tax expense of $0.6 million and a net deferred tax expense of $5.9 million. The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes.

        For the three months ended September 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes, meals and entertainment, the provision to return adjustment and a change in the valuation allowance.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Overview

        Total revenues decreased $26.6 million, or 13%, to $175.7 million for the nine months ended September 30, 2008 compared with $202.3 million in the first nine months of 2007. This decrease was primarily due to a decrease in investment banking revenues of $24.2 million, a decrease in brokerage revenue of $7.1 million and a decrease of interest and dividend income of $3.2 million, partially offset by an increase in other revenues of $7.8 million.

        Total expenses increased $26.5 million, or 13%, to $231.6 million for the nine months ended September 30, 2008 compared with $205.1 million in the first nine months of 2007. Total expenses for the nine months ended September 30, 2008 include a $50.0 million non-recurring non-cash goodwill impairment charge. Excluding this goodwill impairment charge, total expenses decreased $23.5 million, or 11%, to $181.6 million for the nine months ended September 30, 2008 compared with $205.1 million in the first nine months of 2007. This decrease was primarily due to the decrease in compensation expense. Compensation expense decreased as a result of the decrease in total revenues and the reversal of share-based compensation expense related to the resignation of Mr. Fennebresque, partially offset by an increase in the Company's compensation to revenue ratio from 60% to 61.7%. Total non-compensation expenses, excluding the $50.0 million goodwill impairment charge, decreased $3.5 million, or 4%, during the nine months ended September 30, 2008 compared with the first nine months of 2007, primarily due to a reduction in floor brokerage and trade execution related expenses, communications related expenses, maintenance costs related to our information technology infrastructure, employment fees and consulting costs related to a change in our trading and order management system. These decreases were partially offset by an increase in service fees related to a change in our new trading and order management system and $3.7 million in placement fees related to closings associated with an alternative asset management fund managed by CHRP Management. Excluding both goodwill impairment and the $3.7 million of placement fees, total non-compensation expenses decreased $7.2 million, or 9%, during the nine months ended September 30, 2008 compared with the first nine months of 2007. We recorded a net loss of $61.8 million for the nine months ended September 30, 2008 compared with a net loss of $0.6 million in the first nine months of 2007. Net loss for the nine months ended September 30, 2007 included a one-time gain on exchange memberships of $1.8 million realized upon the sale of our seat on the Chicago Board Options Exchange.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Nine Months Ended September 30,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$45,733	$69,893	$(24,160)	(34.6)%
Brokerage	116,607	123,661	(7,054)	(5.7)
Interest and dividend income	2,814	6,030	(3,216)	(53.3)
Other	10,543	2,685	7,858	292.7

Total revenues	175,697	202,269	(26,572)	(13.1)

Expenses
Employee compensation and benefits	106,835	126,840	(20,005)	(15.8)
Floor brokerage and trade execution	8,233	9,476	(1,243)	(13.1)
Service fees, net	12,451	11,238	1,213	10.8
Communications	11,233	12,733	(1,500)	(11.8)
Occupancy and equipment	12,444	12,958	(514)	(4.0)
Marketing and business development	10,080	9,667	413	4.3
Depreciation and amortization	2,003	2,476	(473)	(19.1)
Goodwill impaiment	50,000	—	50,000	NM
Other	18,348	19,696	(1,348)	(6.8)

Total expenses	231,627	205,084	26,543	12.9

Operating loss	(55,930)	(2,815)	(53,115)	1886.9
Gain on exchange memberships	609	1,775	(1,166)	(65.7)

Loss before income taxes	(55,321)	(1,040)	(54,281)	5219.3
Provision (benefit) for income taxes	6,441	(416)	6,857	NM

Net loss	$(61,762)	$(624)	$(61,138)	9797.8%

NM—indicates not meaningful.

Revenues

  Investment Banking

        Investment banking revenues decreased $24.2 million, or 35%, to $45.7 million for the nine months ended September 30, 2008 compared with $69.9 million in the first nine months of 2007. Our underwriting revenues decreased $29.0 million, or 82%, to $6.5 million for the nine months ended September 30, 2008 compared with $35.5 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in transaction volume and a decrease in average revenue per transaction which was due in part to the continued depressed capital markets environment. Our private placement revenues decreased $7.0 million, or 60%, to $4.6 million for the nine months ended September 30, 2008 compared with $11.6 million in the first nine months of 2007. The decrease was primarily attributable to decreased transaction volume which is consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $11.8 million, or 52%, in strategic advisory fees to $34.6 million for the nine months ended September 30, 2008 compared with $22.8 million during the same period in the prior year. The increase in strategic advisory fees was primarily due to an increase in the number of transactions completed during the first nine months of 2008 compared to the first nine months of 2007.

  Brokerage

        Brokerage revenue decreased $7.1 million, or 6%, to $116.6 million for the nine months ended September 30, 2008 compared with $123.7 million in the first nine months of 2007. The decrease resulted primarily from a reduction in the value of the Company's warrant positions received in connection with investment banking transactions in the first nine months of 2008 compared to the first nine months of 2007.

  Interest and Dividend Income

        Interest and dividend income decreased $3.2 million, or 53%, to $2.8 million for the nine months ended September 30, 2008 compared with $6.0 million in the first nine months of 2007, resulting primarily from lower average interest rates in the first nine months of 2008 compared with the first nine months of 2007.

  Other

        Other revenues increased $7.8 million, or 293%, to $10.5 million for the nine months ended September 30, 2008 compared with $2.7 million in the first nine months of 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $20.0 million, or 16%, to $106.8 million for the nine months ended September 30, 2008 compared with $126.8 million in the first nine months of 2007. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the first nine months of 2008, partially offset by the increase of the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity to employees in connection with our IPO, to 61.7% in the first nine months of 2008 compared to 60% in the first nine months of 2007. Employee compensation and benefits expense for the first nine months of 2008 included a net reversal of $1.5 million of expense associated with the initial grant of equity to the Company's employees in connection with our IPO which compares to $5.5 million of expense in the prior year period. The reversal in the first nine months of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Mr. Fennebresque in connection with his resignation.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $1.3 million, or 13%, to $8.2 million for the nine months ended September 30, 2008 compared with $9.5 million in the first nine months of 2007. This decrease was primarily attributable to more favorable pricing under our clearing agreement with a non-affiliate, effective January 26, 2007. In addition, there was a decrease in third party floor brokerage expenses related to the decrease in convertible bond activity during 2008 compared to 2007.

  Service Fees, net

        Net service fees increased $1.2 million, or 11%, to $12.4 million for the nine months ended September 30, 2008 compared with $11.2 million in the first nine months of 2007. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure and our trading and order management system.

  Communications

        Communications expenses decreased $1.5 million, or 12%, to $11.2 million for the nine months ended September 30, 2008 compared with $12.7 million in the first nine months of 2007. This decrease was primarily attributable to a reduction in costs associated with certain third-party market data services.

  Occupancy and Equipment

        Occupancy and equipment expense decreased $0.5 million, or 4%, to $12.4 million for the nine months ended September 30, 2008 compared with $12.9 million in the first nine months of 2007. These results are primarily attributable to a decrease in maintenance costs related to our information technology infrastructure.

  Marketing and Business Development

        Marketing and business development expense increased $0.4 million, or 4%, to $10.1 million for the nine months ended September 30, 2008 compared with $9.7 million in the first nine months of 2007. These results are primarily attributable to a decrease in the reimbursement of expenses related to investment banking engagements.

  Depreciation and Amortization

        Depreciation and amortization expense decreased $0.5 million, or 19%, to $2.0 million for the nine months ended September 30, 2008 compared with $2.5 million in the first nine months of 2007. This decrease was primarily attributable to the accelerated amortization of retired software in 2007.

  Goodwill Impairment

        Goodwill impairment was $50.0 million for the nine months ended September 30, 2008. The completion of our interim impairment test, as previously discussed, resulted in a $50.0 million non-recurring non-cash goodwill impairment charge.

  Other

        Other expenses decreased $1.4 million, or 7%, to $18.3 million for the nine months ended September 30, 2008 compared with $19.7 million in the first nine months of 2007. This decrease was primarily attributable to a reduction in legal fees, employment fees, and reduced consulting costs due to a change in our trading and order management system in January of 2007. These decreases were partially offset by $3.7 million in placement fees for the nine months ended September 30, 2008 related to the closings associated with an alternative asset management fund managed by CHRP Management.

Gain on Exchange Memberships

        Gain on exchange memberships decreased $1.2 million, or 66%, to $0.6 million for the nine months ended September 30, 2008 compared with $1.8 million in the first nine months of 2007. The $0.6 million gain during the first nine months of 2008 was a result of the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc. The $1.8 million gain during the first nine months of 2007 was a result of the sale of our seat on the Chicago Board Options Exchange.

Provision for Income Taxes

        For the nine months ended September 30, 2008 the tax expense of $6.4 million consisted of a current tax expense of $0.6 million and a net deferred tax expense of $5.8 million. The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes.

        For the nine months ended September 30, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to state and local taxes, meals and entertainment, the provision to return adjustment and a change in the valuation allowance.

Liquidity and Capital Resources

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of September 30, 2008, we had cash and cash equivalents of $111.9 million.

        As part of our separation from SG, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. Under the terms of the separation agreement with SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 13 "Separation from Société Générale and Other Related Matters," of the Notes to the Condensed Consolidated Financial Statements for further discussion of the Separation Agreement. We accrued $2.1 million as a capital distribution payable to SG related to this final review, and on July 1, 2008, we paid $2.1 million to SG.

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

        The Company has committed to invest $27.0 million to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through September 30, 2008, the Company has funded $9.6 million towards these commitments.

        As a registered broker-dealer and member firm of the New York Stock Exchange ("NYSE"), Cowen is subject to the Uniform Net Capital Rule of the SEC. We have elected to use the alternative method permitted by the Uniform Net Capital Rule, which generally requires that we maintain minimum net capital of $1.0 million. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be below the regulatory limit. We expect these limits will not impact our ability to meet current and future obligations.

        At September 30, 2008, Cowen's net capital under the SEC's Uniform Net Capital Rule was $78.2 million, or $77.2 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At September 30, 2008, CIL's Financial Resources of $7.9 million exceeded the minimum requirement of $3.2 million by $4.7 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the Irish Financial Regulator ("IFR") in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At September 30, 2008, CAM UK's Financial Resources of $1.5 million exceeded the FSA's minimum requirement of $0.6 million by $0.9 million and IFR's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.6 million.

        Cowen Latitude Advisors Limited ("CLAL") is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At September 30, 2008, CLAL's Financial Resources of $0.3 million exceeded the minimum requirement of $0.1 million by $0.2 million.

Cash Flows

  Nine Months Ended September 30, 2008.

        Cash decreased by $28.0 million for the nine months ended September 30, 2008, primarily as a result of cash used in operating activities and cash used in investing activities.

        Our operating activities used $9.7 million of cash due to a decrease in cash from changes in operating liabilities of $62.9 million and a net loss of $61.8 million, partially offset by an increase in cash from changes in operating assets of $50.2 million and non-cash charges of $64.8 million.

        The change in operating liabilities of $62.9 million was primarily due to a decrease in employee compensation and benefits payable of $38.3 million, and a decrease in securities sold, not yet purchased, at fair value, of $16.6 million. The decrease in employee compensation and benefits payable was due to the payment of 2007 bonus accruals in the nine months of 2008. The nine-month change in securities sold, not yet purchased, at fair value, caused cash to decrease by that amount.

        The change in operating assets of $50.2 million was primarily due to a decrease in receivable from brokers, dealers and clearing brokers of $18.7 million, a decrease in securities owned of $7.8 million, a decrease in restricted cash pursuant to escrow agreement of $7.5 million, and a decrease in other assets of $7.9 million. The decrease in receivable from brokers, dealers, and clearing brokers was primarily due to a reduction in net inventory and collections from clearing brokers. The change in securities owned, at fair value, caused cash to decrease by that amount. The decrease in cash pursuant to escrow agreement was due to settlements related to indemnified legal matters. The decrease in other assets was primarily related to collections on taxes receivable and the establishment of valuation reserves against certain deferred tax assets. The non-cash charges represent share-based compensation, deferred income taxes, depreciation and amortization charges, and the goodwill impairment charge.

        Our investing activities used $15.0 million of cash due to cash paid for our acquisition of Latitude, net of cash acquired, of $3.1 million, investment purchases of $10.8 million and purchases of fixed assets of $1.1 million.

        Our financing activities used $3.3 million of cash in the first nine months of 2008, primarily due to the use of $4.4 million for the purchase of shares under our stock repurchase program. For the nine months ended September 30, 2008, the Company repurchased 0.5 million of its own shares in the open market, at an average price of $9.29. These shares have been permanently retired. The repurchase program is funded through the return of capital to the Company from Cowen.

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

        The change in operating assets of $197.0 million was primarily due to a decrease in securities owned, at fair value of $167.9 million and a decrease in restricted cash pursuant to escrow agreement of $28.5 million. The decrease in securities owned was due to a reduction of our convertible bond inventory. The decrease in cash pursuant to escrow agreement was the result of settlement payments and a return of excess funds to SGASH. The non-cash charges primarily represent share-based compensation, income taxes, and depreciation and amortization charges.

        Our investing activities used $1.5 million of cash due to purchases of fixed assets.

Credit Facilities

        We have an irrevocable Letter of Credit for $5.0 million, expiring on December 1, 2008, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit, the first of which is for $100,000, expiring on July 26, 2009, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, expiring on November 14, 2008, supporting CHRP Management's Stamford office lease. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these Letters of Credit provide for automatic annual renewals, at the Company's option, on their expiration dates. As of September 30, 2008, there were no amounts due related to these Letters of Credit.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of September 30, 2008; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

  Goodwill

        Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS 142, goodwill is not amortized. We monitor goodwill annually or more frequently if events or circumstances indicate a possible impairment.

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

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG under our Indemnification Agreement, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement. See Note 5 of the Notes to the Condensed Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 13 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow and Indemnification Agreements. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5, Accounting for Contingencies. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the nine months ended September 30, 2008, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the third quarter of 2008. These items should be read together with the Company's discussion in Note 12 "Commitments, Contingencies and Guarantees—Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, respectively.

  Gruttadauria Matters

        By agreements dated August 27, 2008 and October 15, 2008, respectively, the Company has settled all remaining customer claims arising out of Frank Gruttadauria's conduct. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, the Company will be indemnified by SG.

  Lernout & Hauspie Litigation

        On October 14, 2008, pursuant to the terms of a settlement between the parties, plaintiffs filed with the United States District Court for the District of New Jersey, a motion to dismiss the litigation against the Company with prejudice. A hearing on the motion is scheduled for November 10, 2008. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, the Company will be indemnified by SG.

  In re: Initial Public Offering Securities Litigation

        On October 3, 2008, plaintiffs withdrew their motion for class certification without prejudice.

  Madden Litigation

        The United States Court of Appeals for the Ninth Circuit has scheduled oral argument for November 21, 2008 with respect to plaintiffs' appeal.

  Stanton Litigation

        On September 5, 2008, the Trustee, on behalf of the Debtors, moved the United States Bankruptcy Court for the Western District of Missouri for an order approving a settlement agreement among the parties to dismiss all remaining claims against the Company with prejudice. On October 6, 2008, the Bankruptcy Court approved the settlement and the agreement has been fully executed by the parties. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, the Company will be indemnified by SG.

  WorldSpace Litigation

        On August 25, 2008, the Company filed an Answer to the Consolidated Amended Complaint in the United States District Court for the Southern District of New York ("SDNY"). On October 17, 2008, WorldSpace filed for Chapter 11 bankruptcy protection with the United States District Court for the District of Delaware.

  China Sunergy Litigation

        On September 29, 2008, the SDNY ordered plaintiffs to file a consolidated amended complaint by November 28, 2008. The Company will then have 30 days to file an answer or move to dismiss the complaint.

  BigBand Litigation

        On August 8, 2008, the Company filed with the United States District Court for the Northern District of California a motion to dismiss the consolidated amended complaint, which is currently scheduled to be heard by the court on January 9, 2009. Separately, on August 11, 2008, the Superior Court for the State of California, County of San Francisco stayed all proceedings in the state securities action until final disposition of the federal securities action pending in the Northern District of California.

  Opnext Litigation

        On July 30, 2008, the lead plaintiff filed a consolidated class action complaint with the United States District Court for the District of New Jersey. The underwriter defendants filed an answer to the consolidated complaint on October 21, 2008.

  Global Cash Litigation

        On August 18, 2008, the Company was named as a defendant, along with several other underwriters, in a consolidated complaint filed in the SDNY relating to the September 22, 2005 initial public offering and subsequent secondary offering of Global Cash Access Holdings, Inc. ("GCA") common stock. The consolidated complaint alleges generally that the registration statements and prospectuses for the GCA IPO and secondary offering were false and misleading and failed to disclose, among other things, that GCA incorrectly calculated the amount of commissions payable to GCA's customers and that GCA's financial statements understated the company's expenses and overstated net income for 2005 and 2006. On September 18, 2008, the SDNY granted a motion made by certain defendants to transfer venue of the case to the United States District Court for the District of Nevada. On October 14, 2008, GCA moved to consolidate the recently transferred case with an already pending derivative lawsuit arising from the same set of facts as set forth in the consolidated complaint.

  Regulatory Inquiries and Investigations

        As previously disclosed, the Company received a request for information and documents from FINRA (formerly the NASD) in connection with an industry-wide sweep relating to gifts, gratuities and entertainment policies, practices and procedures. On July 31, 2008, the Company received a Cautionary Action letter from FINRA indicating that it found certain deficiencies during its review but did not intend to take any disciplinary action against the Company. FINRA continues to review the Company's use of certain error accounts.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        As announced in November 2007, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock. There were no purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended September 30, 2008. As of September 30, 2008, there were 115,929 shares that may yet be purchased under the announced plan.

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

Dated: November 4, 2008

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