Form 10-K
period 2008-12-31
Cowen Group, Inc.
filed 2009-03-06
CIK 1355007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008	Commission file number: 000-52048

Cowen Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1702964 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was: $110,914,637.

         As of March 4, 2009 there were 15,171,432 shares of the registrant's common stock outstanding.

         Documents incorporated by reference:

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders.

i

Special Note Regarding Forward-Looking Statements

        We have included or incorporated by reference into our Annual Report on Form 10-K (the "Annual Report"), and from time to time may make in our public filings, press releases or other public documents, certain statements, including (without limitation) those under Item 1—"Business," Item 1A—"Risk Factors," Item 3—"Legal Proceedings," Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. In addition, our management may make forward-looking statements to analysts, representatives of the media and others. These forward-looking statements represent only the Company's beliefs regarding future events (many of which, by their nature, are inherently uncertain and beyond our control) and are predictions only, based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks outlined under Item 1A—"Risk Factors" in this Annual Report.

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

ii

PART I

        When we use the terms "we," "us," "our" and the "Company," we mean Cowen Group, Inc., a Delaware corporation, its consolidated subsidiaries and entities in which it has a controlling financial interest, taken as a whole, as well as any predecessor entities, unless the context otherwise indicates.

Item 1.    Business

Overview

        We are an international investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization public companies as well as private companies. We also offer traditional and alternative asset management services to institutional and other accredited investors. Our traditional asset management business includes teams based in the United States and the United Kingdom. Our alternative asset management business consists of Cowen Healthcare Royalty Partners ("CHRP"), which invests principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments, and Cowen Capital Partners, LLC, which manages a portfolio of middle market private equity investments for third party investors. We operate through a single reportable segment.

        On August 22, 2008, the Company acquired Latitude Holdings Limited ("Latitude"), a boutique investment bank headquartered in Hong Kong with offices in Beijing and Shanghai. Latitude has been renamed Cowen Latitude Asia.

        In July 2008, the Company announced the final closing of Cowen Healthcare Royalty Partners, L.P. (the "CHRP Fund") with capital commitments in excess of $500 million. Cowen Healthcare Royalty Management, LLC ("CHRP Management") manages the CHRP Fund. The CHRP Fund was significantly oversubscribed, and substantially exceeded its initial target size of $350 million, representing one of the largest inaugural healthcare-focused private equity funds ever raised.

        The Company, through predecessor entities, was founded in 1918. In 1998, we were acquired by Société Générale ("SG"). On July 12, 2006, following the transfer by SG's primary U.S. broker-dealer subsidiary, SG Americas Securities Holdings ("SGASH"), of all of its interest in Cowen and Company, LLC, our principal U.S. broker-dealer, and Cowen International Limited ("CIL"), a United Kingdom entity, to the Company in exchange for 12,899,900 shares of our stock, we completed an initial public offering ("IPO"). All of the shares sold in our IPO were previously held by SGASH. Cowen Group, Inc. was incorporated in Delaware in February 2006 in anticipation of the IPO.

        Our principal executive offices are located at 1221 Avenue of the Americas, New York, New York 10020. Our telephone number is (646) 562-1000. We also have offices in Boston, Chicago, Cleveland, Dallas, San Francisco, Stamford, Atlanta, London, Geneva, Hong Kong, Beijing and Shanghai.

Principal Business Lines

Investment Banking

        Our investment banking professionals are focused on providing strategic advisory and capital raising services to public and private companies in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors. By focusing on our target sectors over a long period of time, we have developed a significant understanding of the unique challenges and demands with respect to public and private capital raising and strategic advice in these sectors. Our advisory and capital raising capabilities begin at the early stages of a private company's accelerated growth phase and continue through its evolution as a public company. Historically, a significant majority of our investment banking revenue has been earned from high-growth small and mid-capitalization companies. We believe the high level of expertise and client trust we have developed allow us to generate significant repeat business. In 2008, over 27% of our investment banking business was executed for clients that had utilized our services in the past.

Brokerage

        Our team of brokerage professionals serves institutional investor clients in the U.S. and internationally. We primarily trade common stocks and listed options on behalf of our clients. We have relationships with over 1,000 institutional investor clients. Our brokerage team is comprised of experienced professionals dedicated to our target sectors, which allows us to develop a level of knowledge and focus that differentiates our brokerage capabilities from those of many of our competitors. We tailor our account coverage to the unique needs of our clients. In January 2009, we expanded our electronic trading and program business with the hiring of a new team of professionals. We also have a group of brokerage professionals focused on providing listed option strategies and execution for our institutional investor clients.

        Our sales professionals also provide our institutional investor clients with access to the management of our investment banking clients outside the context of financing transactions. These meetings are commonly referred to as non-deal road shows. Non-deal road shows allow our investment banking clients to increase their visibility with the institutional investor community while providing our institutional investor clients with the opportunity to further educate themselves on companies and industries through meetings with management. We arranged 362 days of non-deal road show meetings for 185 companies in 2008. We believe our deep relationships with company management teams and our sector-focused approach provides us with broad access to management.

        Our sector traders are able to provide superior execution because of their extensive knowledge of the interests of our institutional investor clients in specific companies in our target sectors. Our brokerage professionals are primarily located in New York City, Boston, San Francisco and London. We also have brokerage offices in Atlanta, Chicago, Cleveland, Dallas and Geneva.

Research

        We currently have a research team of 23 senior analysts covering more than 335 companies. Within our coverage universe, approximately 34% are healthcare companies, 39% are technology companies, 15% are consumer companies, 9% are aerospace & defense companies and 3% are alternative energy companies. Our research analysts are located in New York City, Boston and San Francisco.

        We highlight our investment research and provide significant investor access to corporate management teams through a number of annual conferences focused on our sectors and sub-sectors. We believe our conferences are differentiated by the integrity of our research presented, the quality of our survey results presented and the reputations of our expert panelist participants. Expert panelists who appear at our conferences are drawn from our extensive network of industry thought leaders that we have developed over the past thirty years. Our investor clients recognize that our networks, particularly in healthcare, are comprised of many of the leading professionals in their respective fields.

Asset Management

        We conduct our asset management business in the United States through Cowen Asset Management, LLC ("CAM US") and in the United Kingdom through Cowen Asset Management Limited ("CAM UK"). CAM US utilizes a growth-oriented investment style focused on small and mid-sized companies based primarily in North America. CAM UK provides traditional asset management products such as six fund products listed on the Irish Stock Exchange that present a range of portfolios focused on different geographical regions around the world.

Alternative Asset Management

        CHRP manages an investment program that invests principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments. CHRP seeks these royalty interests in end-user sales of commercial-stage or near commercial-stage medical products such as pharmaceuticals, biotechnology products and medical devices. Cowen Capital Partners, LLC manages a portfolio of middle market private equity investments for third party investors.

Financial Information About Geographic Areas

        We are principally engaged in providing investment banking, brokerage, research, asset management and alternative asset management services to corporations and institutional investor clients in the United States. We also provide investment banking, brokerage and asset management services to companies and institutional investor clients in Europe through CIL and CAM UK. We provide investment banking services in China though Cowen Latitude Advisors Limited ("CLAL"). See Note 23 to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information on revenues by geographic area.

Competition

        All aspects of our businesses are intensely competitive, and we expect them to remain so. Our competitors are commercial banks, bank holding companies, other investment banks, brokerage firms, merchant banks, investment management firms, and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the quality and price of our products and services, market focus and the ability of our professionals.

        There has been substantial disruption, consolidation and convergence among some of our competitors in the financial services industry. This trend accelerated over the course of the past year as general economic conditions and the credit crisis resulted in numerous mergers, acquisitions and dislocations among industry participants. Despite these recent market forces, many of our competitors have the ability to offer a wider range of products than we offer, including loans and deposit taking. Many of these firms also have more extensive investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our business.

        We have experienced intense price competition in our brokerage business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. The trend toward direct access to automated, electronic markets will likely continue. We may experience competitive pressures in these and other areas in the future as some of our competitors may seek to obtain market share by reducing prices.

        Competition for the recruitment and retention of qualified professionals has abated somewhat over the past year. However, competition for talented professionals is, and will continue to be, an important part of our business. Our ability to continue to compete effectively in our business will depend upon our continued ability to retain and motivate our existing professionals and to attract new professionals while managing compensation and other costs.

Regulation

        Our business, as well as the financial services industry generally, remains subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In light of current conditions in the financial markets, regulators have increased their focus on the regulation of the financial services industry.

        In the United States, the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. Cowen and Company, LLC ("Cowen"), our U.S. based wholly-owned subsidiary, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. Self-regulatory organizations, such as the Financial Industry Regulatory Authority ("FINRA") and the New York Stock Exchange, Inc. ("NYSE"), adopt and enforce rules governing the conduct and activities of its member firms, including Cowen. Accordingly, Cowen is subject to regulation and oversight by the SEC, FINRA and the NYSE. FINRA and the NYSE are themselves subject to oversight by the SEC. State securities regulators also have regulatory or oversight authority over Cowen. Cowen is also a member of, and subject to regulation by, the Chicago Board Options Exchange, the Philadelphia Stock Exchange, the American Stock Exchange, the International Stock Exchange, the Nasdaq Stock Exchange, the Chicago Board of Trade and the New York Mercantile Exchange.

        CIL, our U.K. broker-dealer subsidiary, and CAM UK, our U.K. asset management subsidiary, are subject to regulation by the Financial Services Authority ("FSA") in the U.K. CAM UK is also subject to regulation by the Irish Financial Regulator ("IFR").

        CLAL, our Hong Kong based wholly-owned subsidiary, is regulated by the Securities and Futures Commission in Hong Kong ("SFC"). Our businesses may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

        Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Cowen is subject to the SEC's uniform net capital rule, Rule 15c3-1 under the Securities Exchange Act of 1934 ("Exchange Act"). Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker- dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule requires us to give prior notice to the SEC for certain withdrawals of capital. As a result, our ability to withdraw capital from our broker-dealer subsidiary may be limited.

        The research functions of investment banks have been, and continue to be, the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. The requirements resulting from these regulations have necessitated the development and enhancement of corresponding policies and procedures.

        The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The Bank Secrecy Act ("BSA"), as amended by Title III of the USA PATRIOT Act of 2001 and its implementing regulations ("Patriot Act"), requires broker-dealers and other financial services companies to maintain an anti-money laundering compliance program that includes written policies and procedures, designated compliance officer(s), appropriate training, independent review of the program, standards for verifying client identity at account opening and obligations to report suspicious activities and certain other financial transactions. Through these and other provisions, the BSA and Patriot Act seek to promote the identification of parties that may be involved in financing terrorism or money laundering. We must also comply with sanctions programs administered by the U.S. Department of Treasury's Office of Foreign Asset Control, which may include prohibitions on transactions with designated individuals and entities and with individuals and entities from certain countries.

        Anti-money laundering laws outside the United States contain certain similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs. Any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

        On October 14, 2008, the SEC published final rules, effective as of October 17, 2008, under the Exchange Act adopting, among other changes, a temporary rule, set to expire on July 31, 2009, which contains a firm delivery requirement for long and short equity sales and the "naked" short selling anti-fraud rule. The Company has implemented procedures and conducted employee training to ensure compliance with the new regulations.

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

Employees

        As of February 28, 2009, we had 449 employees.

Available Information

        We routinely file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings also are available to the public from the SEC's internet site at http://www.sec.gov.

        We maintain a public internet site at http://www.cowen.com and make available free of charge through this site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post on our website the charters for our Board of Directors' Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our directors, officers and employees and other related materials. The information on our website is not incorporated by reference into this Annual Report.

Item 1A.    Risk Factors

Risks Related to Our Industry

Our businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

        Our businesses, by their nature, do not produce predictable earnings, and all of our businesses may be materially affected by conditions in the global financial markets and economic conditions generally. In the past twelve months, these conditions have significantly deteriorated.

        Particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to nearly all asset classes, including equities. Industry-wide declines in the size and number of underwritings and mergers and acquisitions has had an adverse effect on our revenues due to the decrease in equity underwritings and the decline in both announced and completed mergers and acquisitions. Continued weakness in equity markets and diminished trading volume of securities could further adversely impact our brokerage business, from which we have historically generated a significant portion of our revenues. In addition, reductions in the trading prices for equity securities also tend to reduce the dollar value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn would likely reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline. During 2008, the adverse market conditions impacted our investment banking and capital market businesses, and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be negatively impacted.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

        Firms in the financial services industry have been subject to an increasingly regulated environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA, the NYSE and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subjected to limitations or conditions on our business activities. In addition, we could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously affect our business prospects.

        In addition, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. While we have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail to do so. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially affect our businesses.

        As an investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could commence litigation against us. Although our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and/or adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

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

        It is not always possible to detect and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees. The potential harm to our reputation and to our business caused by such misconduct is impossible to quantify.

Risks Related to Our Business

We focus principally on specific sectors of the economy, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could materially affect our business.

        We focus principally on the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors of the economy. Therefore, volatility in the business environment in these sectors or in the market for securities of companies within these sectors could substantially affect our financial results and the market value of our common stock. The business environment for companies in these sectors has been subject to substantial volatility, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target sectors may also be subject to industry-specific risks. For example, changes in policies of the United States Food and Drug Administration, along with changes in Medicare and government reimbursement policies, may affect the market for securities of healthcare companies.

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

        We have experienced, and expect to experience in the future, significant periodic variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction, and we may incur significant expenses that may not be recouped. This risk may be intensified by our focus on growth companies in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Many companies initiating the process of an IPO are simultaneously exploring merger and acquisition exit opportunities. Our investment banking revenues would be adversely affected in the event that an IPO for which we are acting as an underwriter is preempted by the company's sale if we are not also engaged as a strategic advisor in such sale. As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our senior professionals is critical to the success of our business, and our failure to do so may materially affect our reputation, business and results of operations.

        Our people are our most valuable resource. Our ability to obtain and successfully execute the business mandates that generate a significant portion of our revenues depends upon the reputation,

judgment, business generation capabilities and project execution skills of our senior professionals. Our employees' reputations and relationships with our clients are critical elements in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as hedge funds and private equity funds. From time to time, we have experienced departures of investment banking, brokerage, research and other professionals. Losses of key personnel have occurred and may occur in the future. In addition, if any of our client-facing employees or executive officers were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services.

Pricing and other competitive pressures may impair the revenues of our brokerage business.

        We derive a significant portion of our revenues from our brokerage business, which accounted for approximately 69% of our revenues in 2008. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading has also reduced revenues and lowered margins within the equity brokerage divisions of many firms, including ours. We expect to continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, who may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively in these areas, the revenues of our brokerage business may decline, and our business and results of operations may be adversely affected.

We face strong competition from larger firms.

        The research, brokerage and investment banking industries are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, including trading commissions and spreads in our brokerage business. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and financial advisors, could adversely affect our revenues.

        We are a relatively small investment bank. Many of our competitors in the research, brokerage and investment banking industries have a broader range of products and services, greater financial resources, larger customer bases, greater name recognition and marketing resources, a larger number of senior professionals to serve their clients' needs, greater global reach and more established relationships with clients than we have. These larger competitors may be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

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

        We have incurred losses in several recent periods and also recorded net losses in certain quarters within other fiscal years. We may incur losses in any of our future periods. Future losses may have a significant effect on our liquidity as well as our ability to operate.

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

        In the event we require additional capital for our business or to fund losses, we will need to seek such capital through the sale of additional common stock, the issuance of debt securities or through other forms of financing. Particularly in light of current market conditions, we can not be certain that we would have access to such financing on acceptable terms.

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

        There has been a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to compete for certain transactions, investment banks may commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is completed before an investment bank commits to purchase securities for resale. We anticipate participating in this trend and, as a result, we will be subject to increased risk as we commit capital to facilitate business. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

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

        We are a holding company and primarily depend on dividends from Cowen, our U.S. broker-dealer subsidiary, to fund our obligations. Cowen is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. CIL, our U.K. registered broker-dealer subsidiary, and CAM UK are subject to the capital requirements of the FSA. CAM UK also is subject to the capital requirements of the IFR. CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Any failure to comply with these capital requirements could impair our ability to conduct our business.

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

        In 2008, we acquired Latitude. Our expansion in China may require significant resources and/or may result in significant unanticipated losses, costs or liabilities. In addition, geographic and other expansion, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses.

Risks Related to Our Shares

Provisions of our organizational documents may discourage an acquisition of us.

        Our organizational documents contain provisions that impede the removal of directors and may discourage a third party from making a proposal to acquire us. Our board is classified, and directors may only be able to be removed for cause and by the affirmative vote of at least 80% of our then-outstanding capital stock entitled to vote. Our board has the ability to take defensive measures that could impede or thwart a takeover such as, under certain circumstances, adopting a poison pill, or causing us to issue preferred stock that has greater voting rights than our common stock. If a change of control or change in management that stockholders might otherwise consider to be favorable is prevented or delayed, the market price of our common stock could decline.

Our directors, executive officers and other employees have significant influence over matters requiring stockholder approval, which could delay or prevent a change of control.

        Our directors, executive officers and other employees beneficially own approximately 29% (33% on a fully diluted basis) of our common stock as of March 4, 2009. In addition, we will continue to use equity as a component of our compensation program, which will result in our employees owning a greater percentage of our outstanding common stock. Consequently, our directors, executive officers and other employees, to the extent their interests are aligned, collectively may be able to significantly influence matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise provide the opportunity to realize a premium over the then-prevailing market price of our common stock. In addition, these stockholders could exercise their influence in a manner that is not in the best interest of our other stockholders.

Future sales of our common stock could cause our stock price to decline.

        Sales of substantial amounts of common stock by our employees and other stockholders, or the possibility of such sales, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities. In 2007 we filed a registration statement on behalf of SG, which remains in effect, whereby SG may sell all or a portion of the 1,382,608 shares that they hold at any time. A significant sale by SG may adversely affect the price of our common stock.

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

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, we review the need for any loss contingency reserves, and we have established reserves for certain of these matters that we believe are adequate where, in the opinion of management, the likelihood of liability is probable and the extent of such liability is reasonably estimable. In addition, in connection with our IPO, we entered into an indemnification agreement with SG (the "Indemnification Agreement"), wherein SG agreed to indemnify us for all liability arising out of all known, pending or threatened litigation and arbitrations and certain specified regulatory matters that existed at the time of our IPO. The Indemnification Agreement provides that SG will indemnify us for all known or unknown liabilities, including litigation and related matters, arising from any business conducted by SG or previously conducted by us to the extent that such business is not part of the businesses currently conducted by us. The liabilities for which SG will indemnify us include the costs of legal fees and related expenses incurred in connection with the indemnified matters as well as any settlements or awards. Under the Indemnification Agreement, we have agreed to indemnify SG for all claims made after our IPO to the extent they relate to the businesses currently conducted by us and were not known or threatened at the time of our IPO. All of our material pending legal proceedings are described below. Certain of these material proceedings, along with certain other immaterial known, pending or threatened litigations and arbitrations, are subject to indemnification by SG under the Indemnification Agreement.

Lernout & Hauspie Litigation

        In Rocker Management, L.L.C., et al. v. Lernout & Hauspie Speech Products, N.V., et al., Civil Action No. 00-CV-5965 (D.N.J.) filed in the United States District Court for the District of New Jersey ("DNJ"), on December 8, 2000, short-sellers of Lernout & Hauspie Speech Products, N.V. ("L&H") stock allege that we violated federal securities laws and state common law by participating in a scheme to artificially inflate L&H's stock price through our role as underwriter and adviser for L&H on several acquisitions and through our published research on L&H. On April 3, 2001, we filed a motion to dismiss which was denied by the Court and we subsequently filed an answer denying liability. On November 10, 2006, we filed a motion for summary judgment seeking dismissal of all claims. That same day the plaintiffs filed a motion for spoliation sanctions against us in which they sought, alternatively, the striking of our answer or an adverse jury instruction. On July 12, 2007, the Court denied plaintiffs' motion for spoliation sanctions. On September 24, 2007, the Court denied our summary judgment motion but granted an interlocutory appeal on certain issues. The parties filed petitions with the United States Court of Appeals for the Third Circuit seeking permission to appeal different aspects of the Court's prior rulings, both of which were denied. On March 18, 2008, we moved for summary judgment for the second time, seeking dismissal of all claims. On April 18, 2008, before the motion was fully briefed, the DNJ denied our motion without prejudice, subject to renewal of the motion at the completion of discovery. On October 14, 2008, pursuant to the terms of a settlement between the parties, plaintiffs filed with the DNJ a motion to dismiss the litigation against us. On November 6, 2008, the Court granted plaintiffs' motion and entered an order dismissing the litigation against us with prejudice. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

In re: Initial Public Offering Securities Litigation

        We are one of many financial institutions named as defendants in a number of putative securities class actions entitled In re: Initial Public Offering Securities Litigation, filed in the United States District Court for the Southern District of New York ("SDNY") relating to numerous initial and other public offerings of common stock from approximately 1998 through 2000. The various complaints allege that the underwriters of certain IPOs, including us, made material misrepresentations and omissions to purchasers of the stock sold in the IPOs, thereby inflating the value of the stock. Specifically, the plaintiffs allege that the defendants failed to disclose, among other things, the purported existence of improper tie-in and compensation arrangements they had with certain purchasers of the stock and alleged conflicts of interest relating to research published by the underwriters, all in violation of federal securities laws. The district court granted plaintiffs' motion to certify six "focus" cases as class actions. We are a named defendant in four of these "focus" cases. We appealed the class certification decision to the Second Circuit Court of Appeals (the "Second Circuit") and on December 4, 2006, the Second Circuit reversed the SDNY's decision and remanded the matter for reconsideration in light of the Second Circuit's opinion. Plaintiffs petitioned for rehearing and rehearing en banc by the Second Circuit. On December 14, 2006, the SDNY stayed discovery in the consolidated banc. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing en banc. Plaintiffs amended their complaints and revised their class definitions in an attempt to comply with the Second Circuit's December 4, 2006 decision. Defendants in the six focus cases, including us, moved to dismiss the amended complaints in each case and opposed plaintiffs' motion for class certification. On March 26, 2008, the SDNY denied defendants' motion to dismiss the amended complaints. On October 3, 2008, plaintiffs withdrew their motion for class certification without prejudice. To the extent we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

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

        These actions are generally referred to as the "Adelphia Securities Class Action," "W.R. Huff Asset Management" (or "Huff"), "Appaloosa" and "Stocke." The SDNY granted our motion to dismiss all federal securities claims brought against us in the Adelphia Securities Class Action. Thereafter, the financial institution defendants reached a settlement with the plaintiffs. On June 15, 2006, the SDNY preliminarily approved the settlement. A fairness hearing was held on November 10, 2006, and the settlement was approved on November 20, 2006. Our share of the settlement is approximately $1.7 million plus interest at 4.37% beginning December 1, 2006 (all of which is covered by the Indemnification Agreement). In November 2006, this amount was placed in an attorneys' escrow account bearing the required rate of interest. On December 8, 2006, a group of class members appealed the order approving the settlement agreement with the class plaintiffs to the Second Circuit. The SDNY also has granted in part, and denied in part, certain motions to dismiss filed by various defendants, including us, in Huff, Appaloosa and Stocke. On April 7, 2008, the Stocke action was dismissed by stipulation and order following a ruling by the Second Circuit that affirmed in all respects Judge McKenna's approval of the class settlement, which ruling is now final. Accordingly, the claims made by all class members who did not opt out, including the Stocke plaintiffs, have been dismissed and released.

        In addition, in August 2005, the SDNY denied our motion to dismiss based on Huff's lack of standing, and subsequently granted leave to file an interlocutory appeal to the Second Circuit of that ruling. The Second Circuit granted our petition to appeal under 28 U.S.C. § 1292. In December 2008, the Second Circuit held that Huff lacks standing to pursue the claims it had asserted, and remanded the case to Judge McKenna. In January 2009, Judge McKenna issued an order dismissing the Huff case. Huff subsequently moved to vacate the dismissal order, which was denied, and for reconsideration, which also was denied. Thereafter, Huff moved to (among other things) amend the complaint in an effort to overcome the effect of the Second Circuit's ruling. That motion is not yet fully briefed. In addition to the cases in which we have been named as a defendant, we may also face potential liability pursuant to the applicable master agreements among underwriters for any judgments or settlements in other cases involving the Adelphia securities offerings in which we participated. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

        We were also one of many defendants in two related adversary proceedings that originally were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These adversary proceedings were filed by the Official Committee of Unsecured Creditors (the "Creditors' Committee") and the Official Committee of Equity Security Holders (collectively, the "Committees"). Both of these cases raised a variety of common law and federal claims, which were generally similar to the claims asserted in the Adelphia cases described above. With respect to us and other investment banks, the complaints taken together originally set forth claims for violation of the Bank Holding Company Act, equitable disallowance or equitable subordination, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, aiding and abetting fraud, gross negligence and breach of contract, among others. We filed motions to dismiss the claims asserted by the Committees, which were granted in part and denied in part, by the Bankruptcy Court in two decisions issued on June 11, 2007 and August 17, 2007, respectively. We appealed to the SDNY those portions of the Bankruptcy Court's June 11, 2007 decision that denied our motion to dismiss the claims asserted against us by the Creditors' Committee. On January 17, 2008, the SDNY denied our appeal and affirmed, in part, the June 11, 2007 decision, with the exception of the Bank Holding Company Act claim which was dismissed against us and the other investment banks.

        As part of the bankruptcy plan confirmation process, claims by both Committees were assigned to a litigation trust. In October 2007, the trust filed an amended complaint in the SDNY against multiple defendants, including us, in which it repleaded the following claims: aiding and abetting fraud; fraudulent concealment; fraud; equitable disallowance; equitable subordination; and violation of the Bank Holding Company Act (which was dismissed on appeal to the SDNY). On January 4, 2008, we filed an Answer to the Amended Complaint and a joinder to a motion filed by certain investment banks seeking a dismissal of several counts in the Amended Complaint. On June 17, 2008, the SDNY issued an Opinion and Order dismissing certain claims contained in the Amended Complaint, including, without limitation, the equitable disallowance and equitable subordination claims. The SDNY is still considering motions to dismiss additional counts contained in the Amended Complaint that were not disposed of in the June 17, 2008 Opinion and Order. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

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

Madden Litigation

        On June 28, 2006, a group of approximately 60 medical doctors filed a lawsuit against us in San Francisco Superior Court. Plaintiffs allege that we negligently rendered a fairness opinion in 1998 in connection with the acquisition of Orange Coast Managed Care Services and St. Joseph Medical Corporation by FPA Medical Management, Inc. ("FPA"). According to the complaint, plaintiffs received restricted FPA stock as consideration in the sale and, shortly after the acquisition, FPA went bankrupt, rendering the stock worthless. On August 14, 2006, we removed the case to the United States District Court for the Northern District of California (the "NDCA"). On August 17, 2006 we filed a motion to dismiss the complaint. Plaintiffs sought a remand to state court. On March 18, 2007, the Court granted our motion to dismiss, with leave to replead, and denied plaintiffs' move to remand. By stipulation and order dated April 20, 2007, the Court directed entry of a final judgment dismissing the complaint with prejudice. On May 17, 2007, plaintiffs filed with the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), a Notice of Appeal of the District Court's dismissal. On November 21, 2008, the Ninth Circuit heard oral argument on Plaintiffs' appeal, and on February 11, 2009, it issued an opinion vacating the NDCA's judgment and remanding the matter back to state court. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

WorldSpace Litigation

        We are named as an underwriter defendant in several putative securities class actions brought in the SDNY in 2007. In all of the cases brought to date, plaintiffs seek to recover for losses allegedly caused by misrepresentations and omissions in connection with the August 4, 2005 IPO of WorldSpace, Inc., a satellite-radio provider. The complaints allege that the WorldSpace prospectus referenced a subscriber count that improperly included subscribers who had stopped paying for the service and failed to disclose that WorldSpace lacked the internal systems necessary to accurately determine the number of subscribers to its service. On June 21, 2007, the SDNY issued an order consolidating the actions and appointing a lead plaintiff. The consolidated amended complaint was filed on August 9, 2007. On October 9, 2007, we filed a motion to dismiss the consolidated amended complaint which was denied by the SDNY on July 21, 2008. On August 25, 2008, we filed an answer to the consolidated amended complaint. On October 17, 2008, WorldSpace filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware.

China Sunergy Litigation

        We are named as one of several underwriter defendants in two cases filed in the SDNY in 2007. Plaintiffs in both cases seek to recover for losses allegedly caused by misrepresentations and omissions in the May 17, 2007 IPO of China Sunergy Co. Ltd ("China Sunergy"). Principally, the complaints allege that China Sunergy's prospectus failed to disclose that China Sunergy was having difficulty obtaining sufficient raw materials to achieve its revenue objectives, and also failed to disclose that China Sunergy would likely face a loss in the second quarter of 2007. On September 29, 2008, the SDNY appointed a lead plaintiff. On December 5, 2008, the lead plaintiff filed a consolidated amended complaint, and on January 26, 2009, defendants filed a motion to dismiss that complaint.

BigBand Litigation

        We are one of five underwriter defendants named in putative securities class actions filed during 2007 in the NDCA (collectively, the "Federal Securities Actions") and the Superior Court for the State of California, County of San Francisco (the "State Securities Action") relating to the March 15, 2007 IPO of BigBand Networks, Inc ("BigBand"). The complaints in each of these actions set forth claims under the federal securities laws and allege generally, among other things, that BigBand's Registration Statement and Prospectus contained material misrepresentations or omissions with respect to BigBand's growth plan, projections and internal controls. Defendants removed the State Securities Action to the NDCA, pursuant to a notice of removal filed on January 2, 2008. Plaintiffs moved to remand that action back to the Superior Court for the State of California and on June 16, 2008, the NDCA granted that motion. Thereafter, all defendants moved to stay the State Securities Action pending resolution of the Federal Securities Actions, and on August 11, 2008, the Superior Court for the State of California granted defendants' motion.

        On May 30, 2008, after the Federal Securities Actions were consolidated and lead plaintiff was appointed, plaintiffs in the Federal Securities Actions filed a Consolidated Amended Complaint. On August 8, 2008, we filed a motion to dismiss the consolidated amended complaint and that motion is currently fully briefed before the NDCA. The court's hearing on the motion to dismiss is scheduled for May 5, 2009.

Opnext Litigation

        We are one of five underwriters named as defendants in two cases filed in March 2008 in the DNJ, relating to the February 14, 2007 IPO of Opnext, Inc. ("Opnext"). Both complaints assert claims against the underwriters under federal securities laws and allege generally that the financial statements in the registration statement and prospectus contained materially false and misleading statements and omissions, which resulted in the financial statements being restated by Opnext due to an error in the valuation of inventory consigned to one of its contract manufacturers. On June 30, 2008, the DNJ appointed a lead plaintiff, and on July 30, 2008, the lead plaintiff filed a consolidated class action complaint. The underwriter defendants filed an answer and affirmative defenses to the consolidated complaint on October 21, 2008. On January 30, 2009, the DNJ entered an order referring the matter to non-binding mediation and staying any further discovery in the litigation until April 30, 2009.

Global Cash Litigation

        On August 18, 2008, we were named as a defendant, along with several other underwriters, in a consolidated complaint filed in the SDNY relating to the September 22, 2005 initial public offering and subsequent secondary offering of Global Cash Access Holdings, Inc. ("GCA") common stock. The consolidated complaint alleges generally that the registration statements and prospectuses for the GCA IPO and secondary offering were false and misleading and failed to disclose, among other things, that GCA incorrectly calculated the amount of commissions payable to GCA's customers and that GCA's financial statements understated the company's expenses and overstated net income for 2005 and 2006. On September 18, 2008, the SDNY granted a motion made by certain defendants to transfer venue of the case to the United States District Court for the District of Nevada ("DNV"). On October 14, 2008, GCA moved to consolidate the recently transferred case with a derivative lawsuit already pending in the DNV arising from the same set of facts as set forth in the consolidated complaint. On December 11, 2008, the DNV granted that motion for pre-trial purposes. On November 14, 2008, the underwriter defendants moved to dismiss the consolidated amended complaint and that motion is now fully briefed. The DNV has not yet scheduled a date for oral argument.

Regulatory Inquiries and Investigations

        In addition to the civil litigation matters described above, we are also involved in a number of regulatory inquiries and investigations, which, except as noted below, are not covered by the Indemnification Agreement. The most significant regulatory matters are as follows:

  •
  The SEC commenced an investigation arising out of the proprietary trading activities of Guillaume Pollet, a former Managing Director and proprietary trader in the former equity derivatives division of SGCSC (which is now part of SGAS, a former affiliate), who was terminated by us in 2001 for violating firm policy and misleading the firm's management about certain of his trading activity. The trading activity at issue involved private placements in public equity ("PIPEs"). We received a Wells Notice in July 2004, and submitted a response in August 2004. In July 2007, SGAS informed us that it agreed to be the named corporate respondent under the terms of a potential settlement it was discussing with the staff of the SEC. On February 13, 2009, the SEC announced that it had entered into a definitive settlement with SGAS and one of its employees with respect to the proprietary trading activities of Mr. Pollet. To the extent that we incur legal fees, costs or expenses related to this settlement, we will be indemnified by SG.

  •
  We have provided various data and information to the NASD (now known as FINRA) in response to its request for information as part of an industry-wide "sweep" relating to gifts, gratuities and entertainment policies, practices and procedures. In addition, we have also received a subpoena for documents and information from the SEC, and additional requests for information from FINRA, seeking information concerning, among other things, gifts, gratuities and entertainment and the use of one of our error accounts primarily involving an unaffiliated mutual fund company. In the fourth quarter of 2007, FINRA requested additional documentation, including emails, from us, took sworn testimony from certain of our current and former employees, and engaged us in discussions regarding the scope and conduct of the investigation relating to the use of error accounts. On July 31, 2008, we received a Cautionary Action letter from FINRA indicating that it found certain deficiencies during its review but did not intend to take any disciplinary action against us. FINRA continues to review our use of certain error accounts. We are cooperating fully with the continuing investigations.

  •
  In January 2006, we received the first of several requests for documents and information from the SEC's Office of Compliance Inspections and Examinations seeking documents and certain financial and other information concerning, among other things, our various trading desks, institutional sales team and internal accounts, including error accounts, and related compliance procedures. We are cooperating fully with this inquiry.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information and Stockholders

        The principal market on which the Company's common stock is traded is the Nasdaq Global Market under the symbol "COWN." The following table sets forth the quarterly high and low sales price of our common stock for 2008 and 2007. As of March 4, 2009 there were 25 registered holders of our common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

	Sales Price
	High	Low
Fiscal 2008
Fourth Quarter	$8.44	$4.91
Third Quarter	$9.20	$6.55
Second Quarter	$8.38	$6.65
First Quarter	$10.81	$6.48
Fiscal 2007
Fourth Quarter	$14.90	$8.81
Third Quarter	$18.82	$11.29
Second Quarter	$19.91	$15.90
First Quarter	$21.48	$16.54

Dividends

        The Company has not declared or paid any cash dividends on its common stock. Our board of directors does not anticipate authorizing the payment of cash dividends in the foreseeable future and intends to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        In November 2007, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock. There were no purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of its common stock during the quarter ended December 31, 2008. As of December 31, 2008, there were 115,929 shares that may yet be purchased under the plan.

Item 6.    Selected Financial Data

        The following table sets forth our selected consolidated financial and other data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected Consolidated Statements of Financial Condition data and Consolidated Statements of Operations data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements. Our selected consolidated financial data are only a summary and should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
Investment banking	$50,937	$90,520	$164,342	$126,253	$113,795
Brokerage	149,901	158,720	159,879	145,700	164,188
Interest and dividend income	3,362	8,284	17,766	16,990	9,504
Other	13,124	4,045	2,980	5,348	5,574

Total revenues	217,324	261,569	344,967	294,291	293,061

Expenses
Employee compensation and benefits	133,891	177,948	215,707	172,128	170,546
Non-compensation expense (excluding goodwill impairment)(1)	98,257	103,226	112,644	109,848	63,533	(2)
Goodwill impairment	50,000	—	—	—	—

Total expenses	282,148	281,174	328,351	281,976	234,079

Operating (loss) income	(64,824)	(19,605)	16,616	12,315	58,982
Gain (loss) on exchange memberships	751	1,775	25,843	918	(1,993)

(Loss) income before income taxes	(64,073)	(17,830)	42,459	13,233	56,989
(Benefit) provision for income taxes	8,081	(6,509)	4,548	1,152	1,877

Net (loss) income	$(72,154)	$(11,321)	$37,911	$12,081	$55,112

Earnings (loss) per share:
Weighted average common shares outstanding:
Basic	11,254	12,805	12,903	12,900	12,900
Diluted	11,254	12,805	12,966	12,900	12,900
Earnings (loss) per share:
Basic	$(6.41)	$(0.88)	$2.94	$0.94	$4.27
Diluted	$(6.41)	$(0.88)	$2.92	$0.94	$4.27

(1)
Includes floor brokerage and trade execution, service fees, communications, occupancy and equipment, marketing and business development, depreciation and amortization and other expenses.

(2)
Includes a net benefit of $46.9 million related to accruals for insurance recoveries and the net reversal of previously accrued reserves in 2004.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statements of Financial
Condition Data:
Total assets	$207,498	$349,038	$684,438	$785,339	$820,350
Total liabilities and minority interest	65,383	140,383	466,310	411,388	466,872

Total stockholders' equity (2008-2006) and group equity (2005 and 2004)	$142,115	$208,655	$218,128	$373,951	$353,478

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        We are an international investment bank dedicated to providing superior research, brokerage and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization public companies as well as private companies. We also offer traditional and alternative asset management services to institutional investors and other accredited investors. Our traditional asset management business includes teams based in the United States and the United Kingdom. Our alternative asset management business consists of CHRP, which invests principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments, and Cowen Capital Partners, LLC, which manages a portfolio of middle market private equity investments for third party investors. We operate through a single reportable segment.

        The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to provide the highest quality of service and guidance to our clients.

        On August 22, 2008, the Company acquired Latitude, a boutique investment bank headquartered in Hong Kong with offices in Beijing and Shanghai. Latitude has been renamed Cowen Latitude Asia.

        In July 2008, the Company announced the final closing of the CHRP Fund with capital commitments in excess of $500 million. The CHRP Fund was significantly oversubscribed, and substantially exceeded its initial target size of $350 million, representing one of the largest inaugural healthcare-focused private equity funds ever raised.

External Factors Impacting Our Business

        Our financial performance is highly dependent on the environment in which our businesses operate. Overall, during 2008, and continuing into 2009, the macro business environment for many of our businesses was extremely challenging, and there can be no assurance that these conditions will improve in the near term.

        A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, availability of credit, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

        The challenges in the market increased profoundly in the second half of 2008. The U.S. and international capital markets declined precipitously, particularly in September, with the bankruptcy filing of Lehman Brothers, Inc., the sale of Merrill Lynch and Co., Inc. to Bank of America Corp., the U.S. government's intervention in the government-sponsored enterprises, the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") and the U.S. government loan to American International Group, Inc. These factors all contributed to the well-documented freezing of the global credit markets in the fall of 2008, which led the U.S. government to implement a massive capital infusion plan focused on the nation's largest financial institutions. Although the Company has no debt, no material derivative or structured product exposure, the historic decline in market conditions and investor sentiment are negatively impacting all financial services firms, including us, in the form of fewer and smaller investment banking, strategic advisory and capital-raising transactions.

        Our business, by its nature, does not produce predictable earnings. Our results in any period can be materially affected by conditions in global financial markets and economic conditions generally. We also are subject to various legal and regulatory actions that impact our business and financial results. In addition, our business focuses primarily on small to mid-capitalization and private companies in specific industry sectors. These sectors may experience growth or downturns independently of general economic and market conditions, or may face market conditions that are disproportionately better or worse than those impacting the economy and markets generally. Therefore, our business could be affected differently than overall market trends.

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

        The Consolidated Statements of Operations do not include litigation expenses incurred by us in connection with certain litigation and other legal matters that are indemnified by SG through the Indemnification Agreement. The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Consolidated Statements of Financial Condition. Before becoming a public company, payments related to these matters were included in the Consolidated Statements of Cash Flows as financing activities because we were a wholly-owned subsidiary of SG. Since our IPO, these payments have been included as operating activities. The effect of this indemnification on our consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to our litigation and related expense. See Note 13 of the Notes to the Consolidated Financial Statements, "Commitments, Contingencies and Guarantees" and Note 15 of the Notes to the Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.5 million and $1.0 million to other expenses for the years ended December 31, 2007, and 2006, respectively.

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

  •
  Commissions.  Our brokerage business generates commission revenues from securities trading commissions paid by institutional investor clients. Commissions are recognized on a trade date basis. We permit institutional customers to allocate a portion of their commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. Commissions on soft dollar brokerage are recorded net of the related expenditures on an accrual basis.

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

  Compensation Expense

        Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation, amortization of deferred cash and forgivable loan awards, and cash bonuses. The annual base salary for each individual employee is based on their experience and position, however at this time base salaries generally do not exceed $250,000. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion of our equity awards is granted as a component of annual employee compensation. Employees who earn total compensation above a designated level may have a specified percentage of their compensation paid in the form of deferred compensation. Deferred compensation can be awarded as either restricted equity awards or deferred cash awards. When restricted equity awards and deferred cash awards are utilized the amount of such awards paid to an employee is calculated using a pre-determined formula such that higher levels of compensation dictate an increased percentage of total compensation to be paid in deferred equity and deferred cash. As is typical in our industry, variable bonuses represent the most significant component of compensation expense.

        Historically, we have sought to maintain a ratio of compensation and benefits expense to revenue of between 58% and 60%, excluding the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. As market conditions deteriorated during the second half of 2007 our revenue also suffered and we elected to increase our compensation ratio to 65%, excluding expense associated with the initial grant of restricted equity in connection with our IPO. Market conditions continued to decline throughout 2008, and our revenues likewise suffered as the capital raising portion of our revenue base was effectively eliminated. Based on our performance in 2008 we elected to accrue compensation at 62% of revenues, excluding expense associated with the initial grant of equity in connection with our IPO. The success of our business is based largely on the quality of our employees, and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to do what we can to minimize employee turnover. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis, and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO was a benefit of $0.9 million in 2008. The Company recorded an adjustment of $5.1 million in 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Kim Fennebresque, our former Chairman and Chief Executive Officer, upon his resignation. This adjustment was partially offset by the reversal of associated income tax benefits of $2.2 million. The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be approximately $2.2 million, $1.1 million, and $0.3 million in the years 2009, 2010, and 2011, respectively.

        The annual expense may be adjusted in the future based on actual forfeiture rates. We have accounted for our equity awards in accordance with SFAS 123(R), Share-Based Payment ("SFAS 123R").

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

        Goodwill impairment.    This expense represents a non-cash charge for the impairment of the Company's legacy goodwill.

        Other.    Other expenses include consulting fees, professional fees, legal and related costs, implementation costs related to outsourcing and other projects, insurance premiums, placement fees, exchange membership fees, interest, research delivery costs and other related expenses.

Gain on Exchange Memberships

        These realized gains or losses are recognized upon the sale, exchange or other disposition of the membership interests.

Provision for Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as in stand-alone state and local tax returns. For the year ended December 31, 2008, the tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. CLAL files a stand-alone Hong Kong tax return while the tax results of Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB") are reported in its People's Republic of China tax filings.

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

        Our effective tax rates for the years ended December 31, 2008, 2007, and 2006 were (12.6)%, 36.5%, and 10.7%, respectively.

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes. Among the other components impacting the 2008 effective tax rate are non-recurring, non-deductible placement fees associated with CHRP Management, one of the Company's alternative asset management businesses.

        For the period ended December 31, 2007, the effective tax rate differed from the statutory rate of 35% primarily due to the establishment of a valuation allowance against certain stock compensation deferred tax assets offset by a state and local tax benefit. The 2006 low effective tax rate was due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.

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

Results of Operations

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Overview

        Total revenues decreased $44.3 million, or 17%, to $217.3 million for the year ended December 31, 2008 compared with $261.6 million in 2007. This decrease was primarily due to a decrease in investment banking revenues of $39.6 million, a decrease in brokerage income of $8.8 million, and a decrease in interest and dividend income of $4.9 million, partially offset by an increase in other revenue of $9.0 million.

        Total expenses increased $1.0 million to $282.2 million for the year ended December 31, 2008 compared with $281.2 million in 2007. Total expenses for the year ended December 31, 2008 include a $50.0 million non-cash goodwill impairment charge. Excluding this goodwill impairment charge, total expenses decreased $49.0 million, or 17%, to $232.2 million for the year ended December 31, 2008 compared with $281.2 million in 2007. This decrease was primarily due to the decrease in compensation expense. Compensation expense decreased as a result of applying a lower compensation to revenue ratio to lower total revenues and the reversal of share-based compensation expense related to the resignation of our former Chief Executive Officer. Total non-compensation expenses, excluding the $50.0 million goodwill impairment charge, decreased $5.0 million, or 5%, for the year ended December 31, 2008 compared with 2007, primarily due to a reduction in floor brokerage and trade execution related expenses, communications related expenses, maintenance costs related to our information technology infrastructure, employment fees and consulting costs. These decreases were partially offset by an increase in service fees related to a change in our new trading and order management system and $3.7 million in placement fees related to closings associated with an alternative asset management fund managed by CHRP Management. Excluding both the goodwill impairment charge and the $3.7 million of placement fees, total non-compensation expenses decreased $8.7 million, or 8%, for the year ended December 31, 2008 compared with 2007.

        We recorded a net loss of $72.2 million for the year ended December 31, 2008 compared with a net loss of $11.3 million in 2007. Our operating loss, excluding the $50.0 million non-cash goodwill impairment charge, was $14.8 million for the year ended December 31, 2008 compared with $19.6 million in 2007. The net loss for the year ended December 31, 2008 includes a $0.8 million gain resulting primarily from the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc. The net loss for 2007 includes a $1.8 million gain resulting from of the sale of our seat on the Chicago Board Options Exchange.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period-to-Period
	2008	2007	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$50,937	$90,520	$(39,583)	(43.7)%
Brokerage	149,901	158,720	(8,819)	(5.6)
Interest and dividend income	3,362	8,284	(4,922)	(59.4)
Other	13,124	4,045	9,079	224.4

Total revenues	217,324	261,569	(44,245)	(16.9)

Expenses
Employee compensation and benefits	133,891	177,948	(44,057)	(24.8)
Floor brokerage and trade execution	10,864	11,879	(1,015)	(8.5)
Service fees, net	16,649	15,337	1,312	8.6
Communications	14,797	16,292	(1,495)	(9.2)
Occupancy and equipment	16,514	17,237	(723)	(4.2)
Marketing and business development	12,709	12,792	(83)	(0.6)
Depreciation and amortization	2,882	3,168	(286)	(9.0)
Goodwill impairment	50,000	—	50,000	NM
Other	23,842	26,521	(2,679)	(10.1)

Total expenses	282,148	281,174	974	0.3

Operating loss	(64,824)	(19,605)	(45,219)	230.7
Gain on exchange memberships	751	1,775	(1,024)	(57.7)

Loss before income taxes	(64,073)	(17,830)	(46,243)	259.4
Provision (benefit) for income taxes	8,081	(6,509)	14,590	NM

Net loss	$(72,154)	$(11,321)	$(60,833)	537.3%

NM—indicates not meaningful.

Revenues

Investment Banking

        Investment banking revenues decreased $39.6 million, or 44%, to $50.9 million for the year ended December 31, 2008 compared with $90.5 million in 2007. Our underwriting revenues decreased $38.3 million, or 85%, to $6.7 million for the year ended December 31, 2008 compared with $45.0 million the prior year. The decrease in underwriting revenues was the result of a decrease in both the number of transactions completed and average revenue per transaction, due primarily to the continued depressed capital markets environment. Our private placement revenues decreased $11.9 million, or 71%, to $4.9 million for the year ended December 31, 2008 compared with $16.8 million in 2007. The decrease was primarily attributable to decreased transaction volume which is consistent with the overall slowdown in private capital raising activity. The decrease in capital raising revenues was partially offset by an increase of $10.6 million, or 37%, in strategic advisory fees to $39.3 million for the year ended December 31, 2008 compared with $28.7 million in 2007. The increase in strategic advisory fees was primarily due to an increase in the number of transactions completed during 2008 compared to 2007.

Brokerage

        Brokerage revenue decreased $8.8 million, or 6%, to $149.9 million for the year ended December 31, 2008 compared with $158.7 million in 2007. This decrease was primarily associated with losses on warrants previously received as part of our investment banking transactions and losses related to investments associated with our asset management businesses.

Interest and Dividend Income

        Interest and dividend income decreased $4.9 million, or 59%, to $3.4 million for the year ended December 31, 2008 compared with $8.3 million in 2007. This decrease was primarily due to a combination of lower average interest bearing assets and lower average interest rates in 2008 compared to 2007.

Other

        Other revenues increased $9.1 million, or 224%, to $13.1 million for the year ended December 31, 2008 compared with $4.0 million in 2007. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $44.0 million, or 25%, to $133.9 million for the year ended December 31, 2008 compared with $177.9 million in 2007. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in 2008 and the decrease in the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity to employees in connection with our IPO, to 62% in 2008 compared to 65% in 2007. Employee compensation and benefits expense for the year ended December 31, 2008 included a net reversal of $0.9 million of expense associated with the initial grant of equity to the Company's employees in connection with our IPO which compares to $7.9 million of expense in 2007. The reversal in 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by our former Chief Executive Officer in connection with his resignation.

Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $1.0 million, or 9%, to $10.9 million for the year ended December 31, 2008 compared with $11.9 million in 2007. This decrease was primarily attributable to more favorable pricing under our current clearing agreement with a non-affiliate.

Service Fees

        Service fees increased $1.3 million, or 9%, to $16.6 million for the year ended December 31, 2008 compared with $15.3 million in 2007. This increase was primarily attributable to additional services related to the outsourcing of our information technology infrastructure and our trading and order management system.

Communications

        Communications expense decreased $1.5 million, or 9%, to $14.8 million for the year ended December 31, 2008 compared with $16.3 million in 2007. This decrease was primarily attributable to a reduction in costs associated with certain third-party market data services.

Occupancy and Equipment

        Occupancy and equipment expense decreased $0.7 million, or 4%, to $16.5 million for the year ended December 31, 2008 compared with $17.2 million in 2007. These results are primarily attributable to a decrease in maintenance costs related to our information technology infrastructure.

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.3 million, or 9%, to $2.9 million for the year ended December 31, 2008 compared with $3.2 million in 2007. This decrease was primarily due to a reduction in capitalized project costs due to an accelerated amortization on retired software taken in 2007, partially offset by the amortization of intangible assets related to the 2008 Latitude acquisition.

Goodwill Impairment

        Goodwill impairment was $50.0 million for the year ended December 31, 2008. This non-cash charge related to the impairment of the legacy goodwill resulting from the 1998 acquisition of the Company's predecessor by Société Générale. This goodwill was retained by the Company at the time of our initial public offering and was recorded at the U.S. broker-dealer subsidiary of the Company. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and tests goodwill annually, or between annual tests if events or circumstances dictate. Over the past year the Company's stock, like others in our industry, has traded at historically low levels relative to book value. These depressed valuations have placed significant pressure on goodwill impairment tests as market capitalization is a key determinant of possible goodwill impairment. As a result, we performed an impairment test as prescribed by SFAS 142 and determined that our legacy goodwill from Société Générale's acquisition of our predecessor had been fully impaired.

Other

        Other expenses decreased $2.7 million, or 10%, to $23.8 million for the year ended December 31, 2008 compared with $26.5 million in 2007. This decrease was primarily attributable to a reduction in legal fees, employment fees and reduced consulting costs. These decreases were partially offset by $3.7 million in placement fees in 2008 related to the closings associated with an alternative asset management fund managed by CHRP Management.

Gain on Exchange Memberships

        Gain on exchange memberships decreased $1.0 million to $0.8 million for the year ended December 31, 2008 compared to $1.8 million in 2007. During 2007, we sold our seat on the Chicago Board Options Exchange for a one-time gain of $1.8 million. During 2008, we realized one time gains related primarily to the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc.

Provision for Income Taxes

        We reported a tax provision of $8.1 million for the year ended December 31, 2008, which reflects an effective tax rate of (12.6)%, compared to a tax benefit of $6.5 million in 2007, which reflects an effective tax rate of 36.5%. The 2008 effective tax rate differs from the statutory tax rate of 35% primarily due to a change in the valuation allowance and state and local taxes. The 2007 effective tax rate differed from the statutory rate of 35% primarily due to the establishment of a valuation allowance against certain stock compensation deferred tax assets offset by a state and local tax benefit.

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

        We recorded a net loss of $11.3 million for the year ended December 31, 2007 compared with net income of $37.9 million for the year ended December 31, 2006. Net income for the year ended December 31, 2006 included one-time gains on exchange memberships of $25.8 million resulting primarily from the consummation of the merger of the NYSE and Archipelago Holdings, Inc. which occurred on March 7, 2006.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Year Ended December 31,		Period-to-Period
	2007	2006	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$90,520	$164,342	$(73,822)	(44.9)%
Brokerage	158,720	159,879	(1,159)	(0.7)
Interest and dividend income	8,284	17,766	(9,482)	(53.4)
Other	4,045	2,980	1,065	35.7

Total revenues	261,569	344,967	(83,398)	(24.2)

Expenses
Employee compensation and benefits	177,948	215,707	(37,759)	(17.5)
Floor brokerage and trade execution	11,879	18,811	(6,932)	(36.9)
Service fees, net	15,337	16,961	(1,624)	(9.6)
Communications	16,292	17,316	(1,024)	(5.9)
Occupancy and equipment	17,237	17,772	(535)	(3.0)
Marketing and business development	12,792	12,581	211	1.7
Depreciation and amortization	3,168	2,369	799	33.7
Other	26,521	26,834	(313)	(1.2)

Total expenses	281,174	328,351	(47,177)	(14.4)

Operating (loss) income	(19,605)	16,616	(36,221)	NM
Gain on exchange memberships	1,775	25,843	(24,068)	(93.1)

(Loss) income before income taxes	(17,830)	42,459	(60,289)	NM
(Benefit) provision for income taxes	(6,509)	4,548	(11,057)	NM

Net (loss) income	$(11,321)	$37,911	$(49,232)	NM %

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

Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees decreased $6.9 million, or 37%, to $11.9 million for the year ended December 31, 2007 compared with $18.8 million in 2006. This decrease was primarily attributable to more favorable pricing under our current clearing agreement.

Service Fees

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

Other

        Other expenses decreased $0.3 million, or 1%, to $26.5 million for the year ended December 31, 2007 compared with $26.8 million in 2006. Decreases in insurance premiums, exchange dues and interest expense were partially offset by an increase in legal related expenses due to broken transactions and new business initiatives.

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

Liquidity and Capital Resources

        We continually monitor our liquidity position. We believe that our current level of equity capital, current cash and cash equivalents, and anticipated cash flows from operating activities will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of December 31, 2008, we had cash and cash equivalents of $108.6 million.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        As part of our separation from SG, we made a payment to SGASH of $180.3 million in 2006. This distribution was the amount necessary to cause our stockholders' equity to be $207.0 million immediately after the IPO as agreed upon with SG. Under the terms of the separation agreement with SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 15 "Separation from Société Générale and Other Related Matters," of the Notes to the Consolidated Financial Statements for further discussion of the Separation Agreement. We accrued $2.1 million as a capital distribution payable to SG related to this final review, and on July 1, 2008, we paid $2.1 million to SG.

        During 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserve has been established. The Company has taken steps to pursue its legal claim.

        The Company has committed to invest $27.0 million to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through December 31, 2008, the Company has funded $13.6 million towards these commitments.

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

        At December 31, 2008, Cowen's net capital under the SEC's Uniform Net Capital Rule was $69.5 million, or $68.5 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At December 31, 2008, CIL's Financial Resources of $7.4 million exceeded the minimum requirement of $3.3 million by $4.1 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFR in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At December 31, 2008, CAM UK's Financial Resources of $1.4 million exceeded the FSA's minimum requirement of $0.7 million by $0.7 million, and IFR's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.5 million.

        CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At December 31, 2008, CLAL's Financial Resources of $0.2 million exceeded the minimum requirement of $0.1 million by $0.1 million.

Cash Flows

        Year Ended December 31, 2008.    Cash decreased by $31.3 million for the year ended December 31, 2008, as a result of cash used in operating activities, cash used in investing activities and cash used in financing activities.

        Our operating activities used $8.5 million of cash due to a net loss of $72.2 million and a decrease in cash from changes in operating liabilities of $76.8 million, partially offset by cash from changes in operating assets of $70.8 million and non-cash charges of $69.6 million.

        The change in operating liabilities of $76.8 million was primarily due to a decrease in securities sold, not yet purchased, at fair value, of $21.5 million, a decrease in employee compensation and benefits payable of $38.6 million, and a decrease in legal reserves and legal expenses payable of $17.7 million. The 2008 change in securities sold, not yet purchased, at fair value, associated with our convertible trading inventory, caused cash to decrease by that amount. The decrease in employee compensation and benefits payable was due to the payment of 2007 bonus accruals in the first quarter of 2008, partially offset by lower 2008 bonus accruals at December 31, 2008. Legal reserves and expenses payable decreased due to settlement payments and a return of excess funds to SGASH.

        The change in operating assets of $70.8 million was primarily due to a decrease in securities owned, at fair value, of $17.0 million, a decrease in receivable from brokers, dealers and clearing brokers of $30.9 million, a decrease in corporate finance and syndicate receivables, net, of $10.3 million and a decrease in restricted cash pursuant to escrow agreement of $10.5 million. The decrease in securities owned, at fair value, caused cash to increase by that amount. The decrease in receivable from brokers, dealers and clearing brokers was primarily due to a reduction in net inventory and collections from clearing brokers. The decrease in corporate finance and syndicate receivables, net, was due to collection on outstanding balances. The decrease in cash pursuant to escrow agreement was the result of settlement payments and a return of excess funds to SGASH. The non-cash charges primarily represent a goodwill impairment charge, share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $19.9 million of cash in 2008 due to cash paid for our acquisition of Latitude, net of cash acquired, of $3.2 million, investment purchases of $18.1 million and purchases of fixed assets of $1.6 million. These amounts were partially offset by distributions from investments of $3.0 million.

        Our financing activities used $2.8 million of cash in 2008, primarily due to the use of $4.4 million for the purchase of shares under our stock repurchase program. For the year ended December 31, 2008, the Company repurchased 0.5 million of its own shares in the open market, at an average price of $9.29. These shares have been permanently retired. The repurchase program is funded through the return of capital to the Company from Cowen. For more information about the repurchase program, see Note 21 to the Consolidated Financial Statements in Part IV, Item 15, in this Annual Report on Form 10-K.

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

        The change in operating assets of $295.8 million was primarily due to a decrease in securities owned, at fair value of $234.3 million, a decrease in receivable from brokers, dealers and clearing brokers of $34.8 million and a decrease in restricted cash pursuant to the Escrow Agreement of $28.6 million. The decrease in securities owned, at fair value was due to a reduction of our convertible bond inventory. The decrease in receivable from brokers, dealers and clearing brokers was primarily due to collection on balances held at our previous clearing firm. The decrease in cash pursuant to escrow agreement was the result of settlement payments and a return of excess funds to SGASH. The non-cash charges primarily represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $1.9 million of cash in 2007 due to purchases of fixed assets.

        Our financing activities used $14.8 million of cash in 2007 which was primarily used to purchase shares under our stock repurchase program. For the period ended December 31, 2007, the Company repurchased 1.4 million of its own shares in the open market, at an average price of $10.28, which have been permanently retired. The repurchase program is funded through the return of capital to the Company from Cowen.

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

Credit Facilities

        We have an irrevocable letter of credit for $5.0 million, expiring on December 1, 2009, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, expiring on July 26, 2009, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, expiring on November 14, 2009, supporting CHRP Management's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these letters of credit provide for automatic annual renewals, at the Company's option, on their expiration dates. As of December 31, 2008, there were no amounts due related to these letters of credit.

Contractual Obligations

        The following table provides a summary of our contractual obligations as of December 31, 2008:

	Payments due by Period
	Total	2009	2010	2011-2012	2013 and thereafter
	(in thousands)
Operating lease obligations	$50,015	$9,796	$9,780	$18,962	$11,477
Other contractual obligations	16,052	11,306	4,746	—	—

Total	$66,067	$21,102	$14,526	$18,962	$11,477

        Operating lease obligations represent leases on the Company's office locations. Other contractual obligations represent agreements related to the outsourcing of certain information technology services.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of December 31, 2008; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A—"Qualitative and Quantitative Disclosures About Market Risk—Credit Risk."

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

        Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

  Valuation of Financial Instruments

        Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables, net.

        On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

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

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG under our Indemnification Agreement, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement. See Note 5 of the Notes to the Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 15 of the Notes to the Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" in Part IV, Item 15, for further discussion of the Escrow and Indemnification Agreements. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5, Accounting for Contingencies. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Recently Issued Accounting Standards, Not Yet Adopted

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS 160"). SFAS 160 will significantly change financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements, but is expected to effect the presentation of the Company's noncontrolling interests.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk represents the risk of loss that may result from the change in value of a financial instrument due to fluctuations in its market price. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is primarily related to our role as a financial intermediary in customer trading and to our market making and investment activities. Market risk is inherent in financial instruments. We trade in equity securities as an active participant in both listed and over the counter markets. We typically maintain securities in inventory to facilitate our market making activities and customer order flow. We may use a variety of risk management techniques and hedging strategies in the ordinary course of our trading business to manage our exposures. In connection with our trading business, management also reviews reports appropriate to the risk profile of specific trading activities. Typically, market conditions are evaluated and transaction details and securities positions are reviewed. These activities are intended to ensure that our trading strategies are conducted within acceptable risk tolerance parameters, particularly when we commit our own capital to facilitate client trading. Activities include price verification procedures, position reconciliations and reviews of transaction booking. We believe these procedures, which stress timely communications between traders, trading management and senior management, are important elements of the risk management process.

Interest Rate Risk

        Interest rate risk represents the potential loss from adverse changes in market interest rates. As we may hold interest-sensitive assets and liabilities from time to time, we are exposed to interest rate risk arising from changes in the level and volatility of interest rates and in the shape of the yield curve. Interest rate risk is primarily managed through the use of U.S. Treasury futures, options and short positions in corporate debt securities.

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

Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We outsource several critical business functions, such as clearing, data center and desktop maintenance and support. Accordingly, we negotiate our agreements with these firms with attention focused not only on the delivery of core services but also on the safeguards afforded by back-up systems and disaster recovery capabilities. We make specific inquiries on any relevant exceptions noted in a service provider's Statement on Auditing Standards No. 70 report on the state of its internal controls. We have also recently completed an upgrade of our IT security policies and procedures, which are subject to regular audit. We are focused on maintaining our overall operational risk management framework and minimizing or mitigating these risks through a formalized control assessment process to ensure awareness and adherence to key policies and control procedures.

        Our Internal Audit department oversees, monitors, measures, analyzes and reports on operational risk across the Company. The scope of Internal Audit encompasses the examination and evaluation of the adequacy and effectiveness of the Company's system of internal controls and is sufficiently broad to help determine whether the Company's network of risk management, control and governance processes, as designed by management, is adequate and functioning as intended. Internal Audit works with the senior management to help ensure a transparent, consistent and comprehensive framework exists for managing operational risk within each area, across the Company and globally.

        Primary responsibility for management of operational risk is with the businesses and the business managers therein. The business managers, generally, maintain processes and controls designed to identify, assess, manage, mitigate and report operational risk. As new products and business activities are developed and processes are designed and modified, operational risks are considered. A forum for discussing operational risk matters and/or reports with senior management is regularly held.

Legal Risk

        Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and standards. Legal risk also includes contractual and commercial risk such as the risk that a counterparty's performance obligations will be unenforceable. The Company has established procedures based on legal and regulatory requirements that are designed to achieve compliance with applicable statutory and regulatory requirements. The Company, principally through the Legal and Compliance

Division, also has established procedures that are designed to require that the Company's policies relating to conduct, ethics and business practices are followed. In connection with its businesses, the Company has and continuously develops various procedures addressing issues such as regulatory capital requirements, sales and trading practices, new products, potential conflicts of interest, use and safekeeping of customer funds and securities, money laundering, privacy and recordkeeping. In addition, the Company has established procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies. The legal and regulatory focus on the financial services industry presents a continuing business challenge for the Company.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this item are listed in Item 15—"Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K. "Supplemental Financial Information" is included after Note 24 Regulatory Requirements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of the end of the fiscal year covered by this Report ending December 31, 2008.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Report ending December 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

        Management's annual report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are contained in Part IV, Item 15, of this Report and are incorporated herein by reference. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in the definitive proxy statement for our 2009 annual meeting of stockholders under the captions "Executive Officers," "Class I Directors—Terms Ending in 2012," "Class II Directors—Terms Ending in 2011," and "Class III Directors—Nominees For Terms Ending in 2010," "Information Regarding the Board of Directors and Corporate Governance—Committees of the Board—Audit Committee," "Information Regarding the Board of Directors and Corporate Governance—Director Nomination Process," "Information Regarding the Board of Directors and Corporate Governance—Procedures for Nominating Director Candidates," "Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 11.    Executive Compensation

        The information in the definitive proxy statement for our 2009 annual meeting of stockholders under the captions "Executive Compensation—Compensation and Benefits Committee Report," "Certain Relationships and Related Transactions—Compensation and Benefits Committee Interlocks and Insider Participation" and "Information Regarding the Board of Directors and Corporate Governance—Compensation Program for Non-Employee Directors" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in the definitive proxy statement for our 2009 annual meeting of stockholders under the captions "Security Ownership—Beneficial Ownership of Directors, Nominees and Executive Officers," "Security Ownership—Beneficial Owners of More than Five Percent of our Common Stock" and "Securities Authorized for Issuance Under Equity Compensation Plans" are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information in the definitive proxy statement for our 2009 annual meeting of stockholders under the captions "Information Regarding the Board of Directors and Corporate Governance—Director Independence," "Certain Relationships and Related Transactions—Transactions with Related Persons," and "Certain Relationships and Related Transactions—Review and Approval of Transactions with Related Persons" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information in the definitive proxy statement for our 2009 annual meeting of stockholders under the captions "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Fees" and "Audit Committee Report and Payment of Fees to Our Independent Auditor—Auditor Services Pre-Approval Policy" is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements

      The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-1 through F-43 hereof.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Cowen Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2008. Their report, which expresses an unqualified opinion on the effectiveness of Cowen Group, Inc.'s internal control over financial reporting as of December 31, 2008, is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Cowen Group, Inc.

        We have audited the accompanying consolidated statements of financial condition of Cowen Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity / group equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cowen Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cowen Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Cowen Group, Inc.

        We have audited Cowen Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Cowen Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Cowen Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' / group equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 3, 2009

Cowen Group, Inc.

Consolidated Statements of Financial Condition

As of December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$108,595	$139,879
Restricted cash pursuant to escrow agreement	13,034	23,515
Securities owned, at fair value	8,632	25,613
Receivable from brokers, dealers and clearing brokers	17,918	48,776
Corporate finance and syndicate receivables, net	3,391	12,956
Due from related parties	1,087	2,708
Exchange memberships, at cost (fair value of $221 and $961 at December 31, 2008 and 2007, respectively)	379	486
Investments	15,141	—
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $11,863 and $9,303 at December 31, 2008 and 2007, respectively)	10,472	11,414
Goodwill	2,551	50,000
Intangible assets, net	369	—
Other assets	25,929	33,691

Total assets	$207,498	$349,038

Liabilities, Minority Interest and Stockholders' Equity
Liabilities
Bank overdrafts	$242	$1,719
Securities sold, not yet purchased, at fair value	4,141	25,639
Payable to brokers, dealers and clearing brokers	214	373
Employee compensation and benefits payable	34,453	73,077
Legal reserves and legal expenses payable (see Note 13, Commitments, Contingencies and Guarantees)	7,798	25,464
Accounts payable, accrued expenses and other liabilities	17,010	14,111

Total liabilities	63,858	140,383

Minority interest	1,525	—
Stockholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 14,201,448 and 14,641,776 shares issued, and 14,201,448 and 14,488,759 shares outstanding at December 31, 2008 and 2007, respectively (including 2,963,960 and 2,999,031 restricted shares, respectively)	110	115
Additional paid-in capital	223,567	217,102
Accumulated deficit	(80,716)	(8,562)
Accumulated other comprehensive loss	(846)	—
Less: common stock held in treasury, at cost: 153,017 shares at December 31, 2007	—	—

Total stockholders' equity	142,115	208,655

Total liabilities, minority interest and stockholders' equity	$207,498	$349,038

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Investment banking	$50,937	$90,520	$164,342
Brokerage	149,901	158,720	159,879
Interest and dividend income	3,362	8,284	17,766
Other	13,124	4,045	2,980

Total revenues	217,324	261,569	344,967

Expenses
Employee compensation and benefits	133,891	177,948	215,707
Floor brokerage and trade execution	10,864	11,879	18,811
Service fees	16,649	15,337	16,961
Communications	14,797	16,292	17,316
Occupancy and equipment	16,514	17,237	17,772
Marketing and business development	12,709	12,792	12,581
Depreciation and amortization	2,882	3,168	2,369
Goodwill impairment	50,000	—	—
Other	23,842	26,521	26,834

Total expenses	282,148	281,174	328,351

Operating (loss) income	(64,824)	(19,605)	16,616
Gain on exchange memberships	751	1,775	25,843

(Loss) income before income taxes	(64,073)	(17,830)	42,459
Provision (benefit) for income taxes	8,081	(6,509)	4,548

Net (loss) income	$(72,154)	$(11,321)	$37,911

Weighted average common shares outstanding:
Basic	11,254	12,805	12,903
Diluted	11,254	12,805	12,966
Earnings (loss) per share:
Basic	$(6.41)	$(0.88)	$2.94
Diluted	$(6.41)	$(0.88)	$2.92

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Changes in Stockholders' / Group Equity and Comprehensive Income (Loss)

For the Years Ended December 31, 2008, 2007 and 2006

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Group Equity	Total Stockholders' / Group Equity	Total Comprehensive Income (Loss)
Balance, December 31, 2005	—	$—	$—	$—	$—	$373,951	$373,951	$—
Net income, pre IPO	—	—	—	—	—	35,152	35,152	35,152
Change in liability related to the retail brokerage business not conducted by the Company (see Note 1)	—	—	—	—	—	(1,817)	(1,817)	—
Capital contributions	—	—	—	—	—	6,843	6,843	—
Capital distributions (see Note 1)	—	—	—	—	—	(207,129)	(207,129)	—
Underwriting discount received in connection with the IPO (see Note 1)	—	—	3,020	—	—	—	3,020	—
Net income, post IPO	—	—	—	—	2,759	—	2,759	2,759
Stock issuance (see Note 1, includes 2,100,000 of restricted shares)	15,000,000	129	206,871	—	—	(207,000)	—	—
Amortization of share-based compensation	—	—	5,349	—	—	—	5,349	—
Forfeitures of restricted stock awards	(11,528)	—	—	—	—	—	—	—

Balance, December 31, 2006	14,988,472	129	215,240	—	2,759	—	218,128	37,911

Net loss	—	—	—	—	(11,321)	—	(11,321)	(11,321)
Stock repurchases	(1,416,800)	(14)	(14,579)	—	—	—	(14,593)	—
Capital distributions (see Note 1)	—	—	(184)	—	—	—	(184)	—
Stock issuance (includes 1,337,553 of restricted shares)	1,344,081	—	—	—	—	—	—	—
Amortization of share-based compensation	—	—	16,824	—	—	—	16,824	—
Syndication costs	—	—	(199)	—	—		(199)	—
Forfeitures of restricted stock awards	(426,994)	—	—	—	—	—	—	—

Balance, December 31, 2007	14,488,759	115	217,102	—	(8,562)	—	208,655	(11,321)

Net loss	—	—	—	—	(72,154)	—	(72,154)	(72,154)
Stock repurchases	(467,271)	(5)	(4,346)	—	—	—	(4,351)	—
Stock issuance (includes 1,591,314 of restricted shares)	1,595,739	—	—	—	—	—	—	—
Amortization of share-based compensation	—	—	10,811	—	—	—	10,811	—
Forfeitures of restricted stock awards	(1,415,779)	—	—	—	—	—	—	—
Foreign currency translation adjustment (net of taxes)	—	—	—	(846)	—	—	(846)	(846)

Balance, December 31, 2008	14,201,448	$110	$223,567	$(846)	$(80,716)	$—	$142,115	$(73,000)

The accompanying notes are an integral part of these consolidated financial statements.

Cowen Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(72,154)	$(11,321)	$37,911
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on exchange memberships	—	—	(24,827)
Share-based compensation	10,811	16,824	5,440
Depreciation and amortization	2,882	3,168	2,369
Deferred income taxes	5,935	(7,158)	(832)
Goodwill impairment	50,000	—	—
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	10,481	28,584	(52,099)
Cash segregated under federal and other regulations	—	—	1,107
Securities owned, at fair value	16,981	234,308	(39,835)
Securities purchased under agreement to resell	—	—	410,981
Receivable from brokers, dealers and clearing brokers	30,858	34,788	(57,715)
Corporate finance and syndicate receivables, net	10,304	14,066	(10,902)
Insurance claims receivable	—	—	5,316
Exchange memberships	107	326	—
Due from related parties	1,619	(1,341)	(799)
Other assets	496	(14,955)	30,811
Increase (decrease) in operating liabilities:
Bank overdrafts	(1,477)	(139)	277
Securities sold, not yet purchased, at fair value	(21,498)	(225,941)	108,357
Payable to brokers, dealers and clearing brokers	(159)	(29,545)	14,542
Employee compensation and benefits payable	(38,624)	(42,944)	(40,903)
Legal reserves and legal expenses payable	(17,666)	(27,703)	2,206
Accounts payable, accrued expenses and other liabilities	2,561	565	(2,844)

Net cash (used in) provided by operating activities	(8,543)	(28,418)	388,561

Cash flows from investing activities
Acquisition, net of cash acquired	(3,204)	—	—
Purchases of investments	(18,103)	—	—
Distributions from investments	2,962	—	—
Purchases of fixed assets from Société Générale	—	—	(228)
Purchases of fixed assets	(1,570)	(1,953)	(11,547)

Net cash used in investing activities	(19,915)	(1,953)	(11,775)

Cash flows from financing activities
Payments related to the Retail brokerage business not conducted
by the Company (see Note 1)	—	—	(27,771)
Share repurchases	(4,351)	(14,593)	—
Capital distributions	—	(199)	(180,332)
Capital contributions, net	—	—	14,209
Contributions from minority interest holders	1,525	—	—

Net cash used in financing activities	(2,826)	(14,792)	(193,894)

Net (decrease) increase in cash and cash equivalents	(31,284)	(45,163)	182,892
Cash and Cash Equivalents
Beginning of period	139,879	185,042	2,150

End of period	$108,595	$139,879	$185,042

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$210	$675	$801
Income taxes	$2,066	$9,674	$3,351
Supplemental disclosure of non-cash flow information
Transfer to SGASH of consideration of NYSE merger with Archipelago	$—	$—	$32,182
Accrued capital withdrawal payable to Société Générale	$—	$184	$1,965

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

        Cowen and Company, LLC ("Cowen"), a Delaware single-member limited liability company, is the United States broker-dealer subsidiary of the Company. Cowen is a full-service investment banking and securities brokerage firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, operating primarily in the United States. Cowen clears its securities transactions on a fully disclosed basis through National Financial Services, LLC and does not carry customer funds or securities.

        Cowen International Limited ("CIL"), a corporation formed under the laws of England and Wales, is the United Kingdom broker-dealer subsidiary of the Company. CIL is an investment banking and brokerage firm also focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in Europe.

        Cowen Asset Management, LLC ("CAM US"), a Delaware single-member limited liability company, is a wholly-owned subsidiary of the Company. CAM US focuses on a growth-oriented investment style centered on small and mid-sized companies based in North America.

        Cowen Asset Management Limited ("CAM UK"), a corporation formed under the laws of England and Wales, is a wholly-owned subsidiary of the Company. CAM UK provides traditional asset management services for investors outside the United States, focusing on a global equity strategy.

        Cowen Funds p.l.c. ("Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority ("IFR"), and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages investment funds in the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated liability between sub-funds which are listed on the Irish Stock Exchange. The Company, through Cowen, has a controlling financial interest in Cowen Funds.

        Cowen Healthcare Royalty Management, LLC ("CHRP Management"), a Delaware single-member limited liability company, is an indirect wholly-owned subsidiary of the Company. CHRP Management manages Cowen Healthcare Royalty Partners, L.P. (the "CHRP Fund"), which invests principally in commercial-stage biopharmaceutical products and companies through the purchase of royalty or synthetic royalty interests and structured debt and equity instruments.

        Cowen Capital Partners, LLC ("Cowen Capital"), a Delaware single-member limited liability company, is an indirect wholly-owned subsidiary of the Company. Cowen Capital focuses on providing investment management services to management teams who acquire significant equity positions in growing businesses engaged in business services, healthcare services and specialty manufacturing.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        On August 22, 2008, the Company acquired (through its purchase of Latitude Holdings Limited) Latitude Advisors Limited, a Hong Kong corporation which was re-named Cowen Latitude Advisors Limited ("CLAL"), and Latitude Investment Consulting (Beijing) Co., Ltd., a Chinese wholly-owned foreign enterprise, which was re-named Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB"). CLAL and CLICB are each indirect wholly-owned subsidiaries of the Company. CLAL serves as an investment banking firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in Hong Kong. CLICB, which is located in China, primarily provides consulting services to CLAL. See Note 4, "Acquisition," for further discussion.

        Concurrent with the Company's IPO, the Board of Directors of the Company approved a return of capital distribution to SGASH which left the Company with initial stockholders' equity of $207.0 million at July 12, 2006. In connection with the IPO, the Company distributed cash of $180.3 million to SGASH pursuant to this authorization. Under the terms of the separation agreement between the Company and SG (the "Separation Agreement"), the amount of this distribution was subject to adjustment based on a final review of the Company's separation from SG. See Note 15, "Separation from Société Générale and Other Related Matters" for further discussion of the Separation Agreement. At December 31, 2007, the Company had accrued $2.1 million as a capital distribution to SG related to this final review, which was included in accounts payable, accrued expenses and other liabilities on the accompanying Consolidated Statements of Financial Condition. On July 1, 2008, the Company made a payment of $2.1 million to SG.

        SGASH received all of the proceeds from the sale of 11,517,392 shares as a result of the IPO. In addition, 2,100,000 restricted shares were granted to employees of the Company. SGASH retained 1,382,608 shares of the Company out of the total 12,900,000 shares it held immediately prior to the IPO. On December 5, 2007, the Company filed a Registration Statement on Form S-3 on behalf of SG, which remains effective. As a result, SG may sell its remaining shares at any time.

Basis of Presentation

        The consolidated financial statements for periods prior to July 13, 2006 include the carve-out accounts of Cowen and the carve-out accounts of SG London Branch, the predecessor of CIL, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the businesses that currently constitute Cowen and CIL. The consolidated financial information included herein, for periods prior to July 13, 2006, may not necessarily be indicative of the Company's results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand- alone company during the entire periods presented.

        The Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Consolidated Statements of Financial Condition. Since the Company's IPO, these payments have been included as operating activities. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost and the indemnification recovery will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

expense. See Note 13, "Commitments, Contingencies and Guarantees" and Note 15, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.5 million and $1.0 million to other expenses for the years ended December 31, 2007, and 2006, respectively.

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

        According to Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs lack one or more of the characteristics of a voting interest entity as described above. FIN 46R provides that a controlling financial interest in an entity is present when an entity has one or more variable interests that are expected to absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. The entity that is determined to be the primary beneficiary holds the controlling financial interest and is required to consolidate the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

        When the Company does not have a controlling financial interest in an entity but exerts significant influence over that entity's operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent. The equity method may also apply to non-controlling ownership interests in general partnerships, or ownership interests in limited partnerships of more than 3 to 5 percent.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Minority Interest

        The Company reports the proportionate share of equity interests held by minority interest holders in Cowen Healthcare Royalty GP, LLC ("CHRGP"), the general partner of the CHRP Fund, as minority interest in the Consolidated Financial Statements.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents included $98.4 million and $125.5 million, respectively, of money market funds.

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments including options and warrant positions are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables, net.

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as it relates to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

        For many financial instruments, fair value is based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are not marketable, they may not have readily determinable fair values. In these instances, primarily for warrants, the Company estimates fair value using various pricing models and available information that management deems most relevant. Among the factors considered by the Company in determining the fair value of financial instruments are discounted anticipated cash flows, the cost, terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar quality and yield, and other factors generally pertinent to the valuation of financial instruments. See Note 12, "Fair Value Measurements" for further discussion.

        Prior to January 1, 2008, the Company followed the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Brokers and Dealers in Securities, when determining fair value for financial instruments, which permitted the recognition of a discount to the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Corporate Finance and Syndicate Receivables, net

        Corporate finance and syndicate receivables, net, include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The valuation allowance was $0.3 million and $0.0 million as of December 31, 2008 and 2007, respectively.

Investments

        The Company's limited partnership investment in the CHRP Fund is accounted for under the equity method, with the Company's proportionate share of the income or loss of the CHRP Fund recorded in other revenue. See Note 9, "Investments" for further discussion.

Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is provided on the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease, which ranges from two to eight years.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Intangible Assets, net

        Intangible assets with finite lives are amortized over their estimated average useful lives in accordance with SFAS 142. Finite lived intangible assets are tested for impairment whenever events or circumstance suggest that the carrying amount of an asset is not recoverable and the carrying amount exceeds the fair value of the intangible asset. The Company does not have any intangible assets deemed to have indefinite lives. See Note 11, "Goodwill and Intangible Assets" for further discussion.

Exchange Memberships

        Exchange memberships represent both an ownership interest and the right to conduct business on the exchange are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Share-Based Compensation

        Share-based awards granted under the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 18, "Share-Based Compensation" for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Consolidated Statements of Operations. The Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 13, "Commitments, Contingencies, and Guarantees" and Note 15, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Consolidated Statements of Financial Condition.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  •
  Underwriting fees

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
  Strategic/financial advisory fees

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
  Private placement fees

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition on Incentive Income

        The Company recognizes incentive income when certain financial returns are achieved over the life of funds managed by the Company, and has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. The Company may be required to repay a portion of the incentive income to the limited partners of the fund in the event minimum performance levels are not achieved by the fund as a whole (these potential repayments are referred to as "clawbacks"). The Company would be required to establish a reserve for potential clawbacks if it determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of December 31, 2008, the Company has not recorded any incentive income related to this arrangement.

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

        The fair values of the credit default swaps and options are based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

brokerage revenue in the Consolidated Statement of Operations. The fair value of listed options, warrants, and credit default swaps is included in securities owned and securities sold, not yet purchased in the Consolidated Statements of Financial Condition. There were no futures contracts or required margin deposits at December 31, 2008 or December 31, 2007. There were no credit default swaps at December 31, 2008.

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

Foreign Currency

        The Company consolidates certain foreign subsidiaries that have designated a foreign currency as their functional currency. For entities that have designated a foreign currency as their functional currency, assets and liabilities are translated into U.S. dollars based on current rates, which are the rates prevailing at each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in other comprehensive income (loss), a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

Income Taxes

        The income tax provision reflected in the Consolidated Statements of Operations is consistent with the liability method described in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is considered more likely than not that any benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Accounting Developments

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, ("SFAS 160"). SFAS 160 will significantly change financial accounting and reporting for noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements, but is expected to effect the presentation of the Company's noncontrolling interests.

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

4. Acquisition

        On August 22, 2008, the Company acquired 100% of the outstanding shares of Latitude Holdings Limited ("Latitude") for $2.7 million in cash, plus direct acquisition costs. Latitude, through its subsidiary Latitude Capital Group, is a boutique investment bank headquartered in Hong Kong with offices in Beijing and Shanghai. The Company acquired Latitude in order to expand its activities in China and provide a platform for future growth of its sector-focused investment banking strategy across the region.

        The Company accounted for the acquisition in accordance with the purchase method as required by SFAS No. 141, Business Combinations ("SFAS 141"). The results of operations for Latitude are included in the accompanying Consolidated Statements of Operations since the date of acquisition, and the assets and liabilities acquired were recorded at fair value as of the acquisition date.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The table below summarizes the preliminary allocation of the purchase price consideration. The allocation is preliminary, and estimates and assumptions are subject to change. The primary areas of the purchase price allocation not yet finalized relate to the valuation of assets and liabilities acquired, including goodwill, and direct acquisition costs.

(in thousands)
Net tangible assets acquired	$26
Goodwill	2,551
Identifiable intangible assets	640

Total consideration	$3,217

        See Note 11, "Goodwill and Intangible Assets," for a description of the intangible assets acquired, and amortization periods.

        Latitude's results of operations included within the Company's Consolidated Statements of Operations for the period August 22, 2008 (acquisition date) through December 31, 2008 were not material. In addition, Latitude's results of operations prior to the acquisition date would not have been material to the Company's results of operations on a pro-forma basis for the years ended December 31, 2008, 2007 and 2006.

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

5. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale

        In connection with the IPO, the Company entered into an Indemnification Agreement with SG under which (1) SG will indemnify, and will defend and hold harmless the Company and each of the Company's subsidiaries from and against certain liabilities assumed or retained by SG; and (2) SG will indemnify the Company for known, pending and threatened litigation (including the costs of such litigation) and certain known regulatory matters, in each case, that existed prior to the date of the IPO to the extent the cost of such litigation results in payments in excess of the amount placed in escrow to fund such matters. See Note 15, "Separation from Société Générale and Other Related Matters," for further discussion of the Indemnification Agreement.

        On July 12, 2006, the Company entered into an escrow agreement with SGASH and a third-party escrow agent (the "Escrow Agreement") and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify the Company. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $13.0 million as of December 31, 2008 and $23.5 million as of December 31, 2007.

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

6. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at December 31, 2008 and 2007:

	2008		2007
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$6,556	$3,530	$16,715	$23,705
Options	353	611	3,247	1,363
Mutual funds	1,430	—	2,660	—
Warrants	293	—	2,420	—
Corporate debt securities	—	—	571	571

Total	$8,632	$4,141	$25,613	$25,639

        Securities sold, not yet purchased, represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Consolidated Statements of Financial Condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

7. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at December 31, 2008 and 2007 consist of the following:

	2008		2007
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$12,814	$69	$42,941	$34
Fees and commissions	5,104	145	5,835	339

Total	$17,918	$214	$48,776	$373

8. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment occurred in 2008, 2007 or 2006. The fair value of the exchange

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

memberships was approximately $0.2 million and $1.0 million at December 31, 2008 and 2007, respectively.

        For the year ended December 31, 2008, The Company recorded a gain on exchange memberships of $0.8 million resulting primarily from the sale of the Boston Stock Exchange to NASDAQ OMX and MX US 2, a wholly owned subsidiary of the Montreal Exchange Inc.

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

9. Investments

        The Company invests in the CHRP Fund through direct limited partnership investments from CGI, as well as through its ownership interest in CHRGP, the general partner of the CHRP Fund. The direct investment in the Fund through CGI is accounted for under the equity method. The Company consolidates CHRGP and records the noncontrolling equity interest in CHRGP as minority interest in the Consolidated Statements of Financial Condition. The carrying value of the investment at December 31, 2008 was $15.1 million, which included $1.5 million of minority interest in CHRGP.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Furniture, Fixtures, Equipment, and Leasehold Improvements

        Furniture, fixtures, equipment, and leasehold improvements consist of the following at December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Leasehold improvements	$9,788	$9,996
Equipment	2,837	2,486
Furniture and fixtures	2,913	2,832
Computer software	6,797	5,403

Total	22,335	20,717
Less accumulated depreciation and amortization	11,863	9,303

Total	$10,472	$11,414

        Depreciation and amortization expense related to furniture, equipment and leasehold improvements totaled approximately $2.2 million, $2.2 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to computer software costs totaled approximately $0.4 million, $1.0 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Unamortized capitalized computer software costs were de minimis as of December 31, 2008 and 2007.

11. Goodwill and Intangible assets

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

        The Company last performed its annual test of goodwill for impairment for the period ended December 31, 2007. The financial market turmoil and the resulting negative impact on valuations for most financial institutions during the third quarter of 2008 caused the Company to perform an interim test of goodwill during that period. The test encompasses a two-step process. The first step requires the Company to identify potential impairment by comparing the fair value of its reporting unit (the Cowen entity) to its book value. The fair value of Cowen was based on (i) consideration of the trading price of the Company's common shares, (ii) trading multiples in comparable exchange listed corporations, and (iii) projected cash flows. The results of the Company's Step 1 test indicated that the second step was required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. Based on this interim test, the Company concluded that goodwill was fully impaired. As such, the Company recorded a $50.0 million charge to fully impair the goodwill of the U.S. broker-dealer subsidiary of the Company during the year ended December 31, 2008.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents the changes in the Company's goodwill balance for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Beginning balance	$50,000	$50,000
Goodwill acquired	2,551	—
Impairment losses	(50,000)	—

Ending balance	$2,551	$50,000

        The goodwill acquired relates to the Company's acquisition of Latitude Holdings Limited. See Note 4, "Acquisition," for further discussion.

  Intangible assets

        Information for the Company's intangible assets that are subject to amortization is presented below as of December 31, 2008. The intangible assets were acquired as part of the purchase of Latitude. See Note 4, "Acquisition," for further discussion. The Company did not have intangible assets at December 31, 2007.

		December 31, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer contracts	0.5	$390	$(260)	$130
Trademarks	10.0	170	(6)	164
Database	5.0	80	(5)	75

		$640	$(271)	$369

        Amortization expense related to intangible assets was $0.3 million for the year ended December 31, 2008. There was no amortization expense related to intangible assets recorded in years ended December 31, 2007 and 2006. All of the Company's intangible assets have finite lives. There were no impairment charges related to intangible assets during 2008, 2007 and 2006.

        The estimated future amortization expense for the Company's intangible assets as of December 31, 2008 is as follows:

(in thousands)
2009	163
2010	33
2011	33
2012	33
2013	28
Thereafter	79

$369

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Fair Value Measurements

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

        Equity securities.    Equity securities are valued based on quoted market prices. Equity securities that trade in active markets are classified within Level 1, and equity securities that trade in inactive markets are classified within Level 2. Equity securities in privately held companies are valued using inputs that are unobservable and significant to the fair value measurement, such as third party transactions in that security, and are classified within Level 3.

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$6,162	$60	$334	$6,556
Options	353	—	—	353
Mutual funds	1,430	—	—	1,430
Warrants	—	293	—	293

	$7,945	$353	$334	$8,632

Liabilities:
Equity securities	$3,530	$—	$—	$3,530
Options	611	—	—	611

	$4,141	$—	$—	$4,141

        The following is a summary of the change in balance sheet carrying values associated with Level 3 financial instruments for the year ended December 31, 2008.

	Equity Securities	Warrants	Total
	(in thousands)
Balance at December 31, 2007	$—	$434	$434
Realized gains or losses, net	—	—	—
Unrealized gains, net	—	(100)	(100)
Purchases and sales, net	—	—	—
Net transfers in (out)	334	(334)	—

Balance at December 31, 2008	$334	$—	$334

        Realized and unrealized gains and losses on warrants are reported in brokerage revenues in the Consolidated Statement of Operations. There were no transfers out of Level 3 for the year ended December 31, 2008.

        The Company has elected to defer the provisions of SFAS 157 related to disclosures surrounding nonfinancial assets, including goodwill and intangible assets, and nonfinancial liabilities in accordance with FSP SFAS 157-2, which deferred the required implementation of these disclosures until 2009.

13. Commitments, Contingencies and Guarantees

  Litigation

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement with SG. See Note 5, "Restricted Cash Pursuant to

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 15, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow Agreement and the Indemnification Agreement. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of December 31, 2008. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

        As of December 31, 2008, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
2009	$9,796
2010	9,780
2011	9,730
2012	9,232
2013	7,473
Thereafter	4,004

$50,015

        Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $11.5 million, $11.1 million and $10.7 million, respectively. Rent expenses above include building operating expenses which are charged to the Company.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of December 31, 2008, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
2009	11,306
2010	4,746

$16,052

        The Company applies the provisions of the FIN No. 45, Guarantor's Accounting and Disclosure Required for Guarantees, Including Indirect Indebtedness of Others, which provides accounting and disclosure requirements for certain guarantees. In this regard, the Company has agreed to indemnify its clearing broker for losses that it may sustain from the customer accounts introduced by the Company. Pursuant to the clearing agreement, the Company is required to reimburse the clearing broker, without limit, for any losses incurred due to the counterparty's failure to satisfy its contractual obligations.

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

  Capital Commitment

        The Company has committed to invest $27.0 million to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through December 31, 2008, the Company has funded $13.6 million towards these commitments.

14. Variable Interest Entities

        The Company currently holds an interest in CHRGP, which has been deemed to be a VIE. CHRGP is an entity set up for the purpose of collecting incentive fees related to the CHRP Fund, if certain performance thresholds are exceeded. As of December 31, 2008, the Company owns 40.24% of CHRGP, and the remainder is owned by related party entities, the owners of which are Cowen employees. CHRGP is deemed to be a VIE because the related party ownership interests are subject to a vesting period, contingent on the continued employment of the owners with the Company. The Company has been deemed to be the primary beneficiary as the other owners are subject to a vest condition in their interest. CHRGP is committed to provide 1% of the total investment in the CHRP Fund, and each owner is responsible for their pro-rata portion of the 1% commitment. As of

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, CHRGP's investment in the CHRP Fund was $2.6 million, of which Cowen's pro-rata share was $1.1 million.

15. Separation from Société Générale and Other Related Matters

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

        During 2007, the Company concluded that a receivable recorded on its Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserve has been established. The Company has taken steps to pursue its legal claim.

16. Related Party Transactions

        Effective July 21, 2006 (the date on which SG's ownership level was reduced to below 10%), the Company is no longer an affiliate or related party of SG. As such, the Consolidated Statements of Operations only include related party items for SG through July 21, 2006. After July 21, 2006, all related party transactions are with Cowen Investments Holdings, an unconsolidated investment fund holding company and, beginning in the third quarter of 2007, the CHRP Fund.

        Amounts receivable from related parties were $1.1 million and $2.7 million as of December 31, 2008 and 2007, respectively. There were no amounts payable to related parties as of December 31, 2008 and 2007. The receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the CHRP Fund.

        Revenues earned from and expenses incurred with related parties for the years ended December 31, 2008, 2007 and 2006 (including transactions with SG through July 21, 2006, the date on which their ownership level was reduced to below 10%), are summarized as follows:

	2008	2007	2006
	(in thousands)
Revenues
Interest and dividend income	—	—	9,662
Other	11,668	3,441	1,141

Total revenues	11,668	3,441	10,803
Expenses
Floor brokerage and trade execution	—	—	5,006
Service fees, net	—	—	3,675
Occupancy and equipment	—	—	7,297
Interest expense	—	—	159
Other	—	—	(69)

Total expenses	—	—	16,068

Total, net	$11,668	$3,441	$(5,265)

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

management of certain assets. These fees are included in other revenue in the Consolidated Statements of Operations.

        The Company previously cleared its securities and futures transactions on a fully disclosed basis through clearing brokers that are affiliates of SG. Clearing expenses are reported in floor brokerage and trade execution in the Consolidated Statements of Operations. The Company had entered into a commercial clearing agreement with SGAS as a result of the Company's separation from SG, which had replaced the Company's pre-existing clearing agreement with SGAS. The initial terms of that clearing agreement terminated on December 31, 2006 and were extended until January 25, 2007, at which time the Company entered into a long term relationship with an unaffiliated clearing firm.

        Pursuant to a service agreement with SGAI and other affiliates through the date of the IPO, the Company incurred expenses for costs and services that included facilities administration and security, risk management, financial management and reporting, information systems management and support, insurance, legal and compliance. Total expenses pursuant to the service plan were approximately $3.2 million during the year ended December 31, 2006. In addition, the Company incurred expenses of approximately $0.7 million with an affiliated company for certain presentation center services during the year ended December 31, 2006. These expenses are included in service fees in the Consolidated Statements of Operations, net of approximately $0.2 million of fees earned related to presentation center and library services provided by the Company to SGAI during the year ended December 31, 2006. The Company entered into a Transition Services Agreement with SG in connection with the IPO pursuant to which the companies agreed to provide each other certain administrative and support services and other assistance consistent with a limited number of the services provided before the separation. Pursuant to the Transition Services Agreement, the Company has also agreed to provide SG various services that have previously been provided by the Company to SG, including merchant banking oversight services. SG will provide services to the Company, including, facilities management, business continuity management, certain legal services and litigation management services and access to SG data rooms and e-mail archives.

        Certain costs and services, which include real estate, project management and premises and securities maintenance through the date of the IPO were allocated to the Company by SG. The total amount allocated was approximately $7.3 million during the year ended December 31, 2006, and is reported in occupancy and equipment in the Consolidated Statements of Operations. In connection with the IPO, the Company entered into a sub-lease agreement with SG, related to the Company's New York office, which is in place until September 30, 2013.

        As a member of the NYSE, the Company incurs a monthly membership fee based on transaction volume. NYSE membership fees were $1.1 million during the year ended December 31, 2006. Pursuant to the Company's prior clearing agreement with SGAS, portions of these fees were recoverable. The recoverable portion of these fees totaled approximately $0.4 million during the year ended December 31, 2006. The Company reports these exchange membership fees in other expenses in the Consolidated Statements of Operations, net of recoveries.

        Prior to the IPO, SG provided letters of credit and performance guarantees on the Company's behalf and the Company provided performance guarantees to SG for certain clients of the Company's underwriting business which were also clients of SG's corporate banking business. Expenses under these performance guarantees amounted to approximately $0.3 million during the year ended December 31, 2006, and are included in other expense in the Consolidated Statements of Operations.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Employee Benefits

Defined Contribution Plans

        The Company sponsors a 401(k) Savings Plan (the "401(k) Plan"), which is a defined contribution plan. Employees are entitled to participate, based upon certain eligibility requirements as defined by the 401(k) Plan. The Company provides matching contributions for certain employees that are equal to a specified percentage of the eligible participant's contribution as defined by the 401(k) Plan. The expenses relating to this plan totaled approximately $0.1 million, $0.6 million, and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in employee compensation and benefits in the Consolidated Statements of Operations.

        The Company also sponsors a defined contribution plan for its Geneva and London employees. Contributions made for these plans were approximately $0.6 million, $0.6 million, and $0.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in employee compensation and benefits in the Consolidated Statements of Operations.

Deferred and Other Compensation Plans

        A portion of compensation paid to certain employees is made in the form of forgivable loans. These forgivable loans provide for a cash payment up-front to employees, with the amount due back to the Company forgiven over a vesting period. An employee that voluntarily ceases employment, or is terminated with cause, is generally required to pay back to the Company any unvested forgivable loans granted to them. The forgivable loans are recorded as an asset to the Company on the date of grant and payment, and then amortized to compensation expense on a straight-line basis over the vesting period. The vesting period for forgivable loans is generally one to three years.

        During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $3.7 million, $1.5 million, and $3.4 million, respectively, related to the amortization of forgivable loans. As of December 31, 2008 and 2007, the unamortized balance of forgivable loans was $11.4 million and $0.5 million, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

        Prior to the IPO, the Company required selected employees to defer a portion of their performance related compensation in the form of a Fidelity Bonus (the "Fidelity Bonus"). The Fidelity Bonus was announced at the time all other bonuses were announced and vested ratably over a three-year period. Participants were entitled to a rate of return on their Fidelity Bonus amount based on a hypothetical investment in various alternative investment vehicles. As a result of the IPO, all of the Company's employees under the plan became fully vested and certain employees were paid out in full. Participants who deferred the distribution of their vested amounts will be paid out in accordance with the plan's original distribution schedule. Expenses related to this plan are comprised of both the vesting of the deferred amounts and any change in value based on the performance of the investment alternatives selected by the participants. The Company recognized a benefit of $0.8 million in the year ended December 31, 2008, and compensation expense of $0.3 million and $10.3 million for the years ended December 31, 2007 and 2006, respectively. All of these amounts are included in employee compensation and benefits in the Consolidated Statements of Operations. The Company has recorded liabilities of approximately $1.4 million and $2.7 million as of December 31, 2006 and 2007, respectively, which are included in employee compensation and benefits payable in the Consolidated Statements of Financial Condition.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Prior to the IPO, SG had sponsored a voluntary deferred compensation plan for certain of the Company's key executives (the "Deferred Compensation Plan"). The Company's employees ceased contributing to the Deferred Compensation Plan in 2003, and no further contributions were made thereafter. Participants were allowed to make hypothetical investments in various alternative investment funds and the corresponding liability fluctuated based on the performance of those hypothetical investments. The Company recognized compensation expense of approximately $1.5 million for the year ended December 31, 2006. This expense is included in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO and pursuant to the Separation Agreement, SG assumed the remaining obligations under the plan and retains all liability for future payments thereunder. The Company invested in corporate owned life insurance to economically hedge certain aspects of the Deferred Compensation Plan. Changes in the cash surrender value of corporate owned life insurance are included in employee compensation and benefits in the Consolidated Statements of Operations. For the year ended December 31, 2006 the Company recognized increases in the cash surrender value of approximately $1.2 million. As a result of the IPO and pursuant to the Separation Agreement, the Company transferred the cash surrender value of corporate owned life insurance to SG.

        Also prior to the IPO, SG sponsored a plan enabling eligible employees of the Company to defer a portion of their annual performance related compensation to make a hypothetical investment in an alternative investment vehicle indexed to the performance of investments made in the SG Merchant Banking Fund L.P. The Company had not made an equity investment in the SG Merchant Banking Fund L.P., but its liability to its employees was based upon the performance of their hypothetical investments. The change in the Company's liability to employees was a decrease of approximately $0.9 million for the year ended December 31, 2006, and is included as a reduction in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO and pursuant to the Separation Agreement, SG assumed the remaining obligations under the plan and retains all liability for future payments thereunder.

        Prior to the IPO, certain of the Company's employees participated in and received awards from the SG Corporate and Investment Banking Partnership (the "Partnership"). The participants in the Partnership were selected every year and entitled to receive an amount determined based on the net income of SG's Corporate and Investment Banking division. Participants were eligible to receive the award only if certain return on equity goals were met in the Partnership year. To the extent awards were earned, they were subject to a four year cliff vest. The Company's allocation of these compensation charges totaled approximately $1.0 million for the year ended December 31, 2006. This charge is included in employee compensation and benefits in the Consolidated Statements of Operations. As a result of the IPO, the Company's employee participants under the Partnership became fully vested and were paid out in full.

18. Share-Based Compensation

  Share-based awards issued by Cowen Group, Inc.

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of December 31, 2008, there were approximately 2.1 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method proscribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized expense of $10.8 million, $16.8 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax effect recognized for these awards was a benefit of $4.6 million, $6.2 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Effective March 4, 2008, Kim S. Fennebresque, formerly Chairman, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer. Mr. Fennebresque resigned as Chairman effective July 15, 2008. In connection with Mr. Fennebresque's resignation, he forfeited, in its entirety, the equity award of 975,000 restricted shares he received in connection with the Company's IPO (the "IPO Award"). As a result, compensation expense for the year ended December 31, 2008 includes a reversal of $5.1 million of expense previously recognized for Mr. Fennebresque's IPO Award. This adjustment is partially offset by the reversal of associated income tax benefits of $2.2 million.

        In addition, as part of his resignation agreement with the Company, Mr. Fennebresque will continue to vest in the equity awards he received as part of his 2006 and 2007 annual compensation. The fair value of the related shares were remeasured as a result of this vesting modification, and any remaining expense associated with these awards was expensed in the first quarter of 2008, as there is no longer a service period requirement relating to these awards. The net result of the remeasurement and acceleration of these awards was an expense of $0.1 million in the year ended December 31, 2008.

        The compensation cost for the year ended December 31, 2007 includes a reversal of $2.6 million as well as the reversal of associated income tax benefit of $1.1 million, representing the cumulative catch-up adjustment for a change in estimated forfeitures. The earnings per share impact of the after-tax cumulative catch-up adjustment was to increase basic and diluted earnings per share by $0.12 for the year ended December 31, 2007.

  Stock Options

        The fair value of each option award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:

        Expected term    Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method according to the provisions of SEC Staff Accounting Bulletin No. 107 ("SAB 107"): industry, market capitalization, stage of life cycle and capital structure, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

        Expected volatility    Based on the lack of sufficient historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB 107.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Risk free rate    The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

        Dividend yield    The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.

        The weighted-average assumptions used in the valuation of stock option grants during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average expected option term (in years)	5.00	5.00	5.25
Expected volatility	31.4%	30.9%	31.8%
Weighted average risk-free interest rate	3.27%	4.61%	4.97%
Expected dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.52	$5.67	$6.11

        The following table summarizes the Company's stock option activity for the year ended December 31, 2008:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2007	977,861	$16.01
Options granted	100,002	7.49
Options exercised	—	—
Options forfeited	(152,099)	16.00
Options expired	(14,309)	16.00

Balance outstanding at December 31, 2008	911,455	$15.08	4.81	$—

Options exercisable at December 31, 2008	192,760	$16.00	4.53	$—

(1)
No options were exercised through December 31, 2008.

(2)
Based on the Company's closing stock price of $6.36 on December 31, 2008.

        As of December 31, 2008, there was $1.0 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.9 years. During the year ended December 31, 2008, 207,069 stock options with a total fair value at grant date of $1.3 million vested. No stock options vested during the years ended December 31, 2007 and 2006.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

  Restricted Shares

        The following table summarizes the Company's nonvested restricted shares activity for the year ended December 31, 2008:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2007	2,999,031	$17.39
Granted	1,591,314	9.56
Vested	(210,606)	19.18
Forfeited	(1,415,779)	15.67

Balance outstanding at December 31, 2008	2,963,960	$13.56

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of December 31, 2008, there was $12.1 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2008 was $1.9 million. No shares vested during the years ended December 31, 2007 and 2006.

  Restricted Stock Units

        As of December 31, 2008, there were 23,783 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. During the year ended December 31, 2008, the Company awarded 17,077 restricted stock units to its non-employee Board members. As of December 31, 2008, there were 18,766 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. During the year ended December 31, 2008, the Company awarded 4,117 restricted stock units to employees.

  Share-based awards issued by SG

        Prior to the IPO, SG granted certain employees of the Company options to purchase shares of SG stock. Such options were granted to employees of the Company with exercise prices equal to the average of the opening trading price of SG shares on the Euronext Paris SA exchange during the 20 trading days prior to the date of grant. Generally, the options become exercisable upon the completion of a three-year vesting period and expire seven years from the date of grant.

        All of the options under this plan became fully vested prior to the IPO. The Company recognized compensation expense for these awards of $0.1 million in the year ended December 31, 2006, which is included in employee compensation and benefits in the Consolidated Statements of Operations.

19. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of the Company as well as stand alone state and local returns. The U.K. operations tax results are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

CAM UK share tax losses to the extent permitted by local law. CLAL files a stand alone Hong Kong tax return while CLICB tax results are reported in its People's Republic of China tax filings.

        The components of the Company's income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Federal	State and local	Foreign	Total
	(in thousands)
Current	$1,550	$286	$367	$2,203
Deferred	3,976	2,157	(255)	5,878

Total at December 31, 2008	$5,526	$2,443	$112	$8,081

Current	$(380)	$(461)	$1,489	$648
Deferred	(5,650)	(1,385)	(122)	(7,157)

Total at December 31, 2007	$(6,030)	$(1,846)	$1,367	$(6,509)

Current	$3,469	$2,351	656	$6,476
Deferred	(1,374)	(671)	117	(1,928)

Total at December 31, 2006	$2,095	$1,680	$773	$4,548

        As of December 31, 2008, the Company has income taxes receivable of approximately $3.0 million which is included in other assets in the Consolidated Statement of Financial Condition.

        The reconciliation of the Company's federal statutory tax rate to the effective income tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes	(7.5)	5.5	3.0
Change in valuation allowance	(33.1)	(3.4)	(30.2)
Excess book goodwill deduction	(2.0)	—	—
Other, net	(5.0)	(0.6)	2.9

Effective tax rate	(12.6)%	36.5%	10.7%

        Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        The components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$1,300	$1,489
Employee compensation and benefits	13,411	9,657
Goodwill	16,517	—
Legal reserves	452	427
Foreign tax credits	856	1,519
Other	3,086	694

Gross deferred tax assets	35,622	13,786
Valuation allowance	(31,465)	(928)

Deferred tax assets, net of valuation allowance	$4,157	$12,858

Deferred Tax Liabilities:
Employee compensation and benefits	$(24)	$(25)
Goodwill	—	(1,983)
Foreign income	(932)	(1,595)
Other	(54)	(170)

Deferred tax liabilities	(1,010)	(3,773)

Net deferred tax assets	$3,147	$9,085

        The preceding tables do not reflect the tax effect of certain items that are recorded each period directly in Stockholders equity as prescribed by SFAS 52, Foreign Currency Translation ("SFAS 52"). There is no net tax effect of SFAS 52, as the deferred tax benefit of $0.4 million is fully offset by the establishment of a valuation allowance.

        Federal deferred tax assets and deferred tax liabilities, state and local deferred tax assets, foreign deferred tax assets and foreign deferred tax liabilities are included in other assets. State and local deferred tax liabilities are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

        The 2008 effective tax rate differs from the statutory rate of 35% primarily due to a change in the valuation allowance and state and local taxes. The components included in other, net are non-deductible placement fees and share-based compensation. The non-deductible placement agent fees are associated with CHRP Management, one of the Company's alternative asset management businesses.

        For 2008, a valuation allowance was recorded against a significant component of the Company's deferred tax assets as the Company had a cumulative loss for the period 2006 through 2008. At December 31, 2008 the net deferred tax asset of $4.2 million consists of a deferred tax asset of $35.6 million offset by a valuation allowance of $31.4 million. A valuation allowance was not recorded against the remaining net deferred tax asset as the Company has the ability to realize such assets. Separately, the Company has deferred tax liabilities of $1.0 million at December 31, 2008.

        In 2007, a tax benefit of $6.5 million was recorded. The effective tax rate of 36.5% differs from the statutory rate of 35% primarily due to the establishment of a valuation allowance against certain stock

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        In 2006, a tax provision of $4.5 million was recorded. The low effective tax rate in 2006 was due to a net reversal in the valuation allowance primarily due to payments of deferred compensation arrangements related to the IPO and pre-IPO amortization of goodwill.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service and New York state and city for the period 2004 through 2006. The Company and its former parent SGAI are awaiting final disposition by the Internal Revenue Service Appeals Officer for the period 2001 through 2003 with an anticipated result of no increase in tax expense. The Company and SGAI settled the New York state audit for the period 2001 through 2003 with no changes to the tax returns as filed during the second quarter of 2008.

        At December 31, 2008, the Company's U.S. operations had net operating losses of approximately $2.9 million which will expire starting in 2027. Additionally, the Company had foreign tax credits of approximately $0.9 million which will start expiring in 2017.

20. Financial Instruments with Off-Balance Sheet Risk, Credit Risk, or Market Risk

        The Company has an irrevocable Letter of Credit for $5.0 million, expiring on December 1, 2009, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable Letters of Credit, the first of which is for $100,000, expiring on July 26, 2009, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, expiring on November 14, 2009, supporting CHRP Management's Stamford office lease. To the extent any Letter of Credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these Letters of Credit provide for automatic annual renewals, at the Company's option, on their expiration dates. As of December 31, 2008, there were no amounts due related to these Letters of Credit.

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

        Securities sold, not yet purchased are recorded as liabilities in the Consolidated Statements of Financial Condition and have market risk to the extent that the Company, in satisfying its obligations, may have to purchase securities at a higher value than what is recorded in securities sold, not yet purchased as of December 31, 2008.

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        Derivatives are financial instruments such as futures contracts, credit default swaps, listed options and certain warrants, all of which derive their value from underlying assets, reference rates, or indices. The Company has used futures contracts for proprietary trading activities. Credit default swaps represent agreements in which one party pays a fixed fee in return for a payment by the other party which is contingent upon the occurrence of a specified default event relating to an underlying reference asset or pool of assets. The Company previously utilized a credit default swap to buy credit protection. The Company uses listed options for trading activities and to economically hedge trading positions. Warrants provide the holder the right to purchase securities from the issuer, and may be received in connection with certain private placement transactions.

        The fair value of listed options, warrants, and credit default swap is included in securities owned and securities sold, not yet purchased in the Consolidated Statements of Financial Condition. The fair value of futures contracts and required margin deposits are included in receivable from brokers, dealers and clearing brokers in the Consolidated Statements of Financial Condition, and were de minimis at December 31, 2008 and 2007.

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

        As of December 31, 2008 and 2007, the fair value of the Company's derivative financial instruments was as follows:

	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Options	$353	$611	$3,247	$1,363
Warrants	293	—	2,420	—

Total	$646	$611	$5,667	$1,363

21. Stockholders' Equity

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

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        On November 7, 2007, the Company's Board of Directors authorized a share buyback program to repurchase up to 2.0 million shares that meet certain pricing criteria. The Board approved the Company's decision to permanently retire the repurchased shares effective November 8, 2007. For the period ended December 31, 2008 and 2007, the Company repurchased 467,271 and 1,416,800 of its own shares, respectively, in the open market, which have been permanently retired. The repurchase program is funded through returns of capital distributed by Cowen to the Company.

        As of December 31, 2007 the Company held 153,017 shares in treasury that were received as a result of forfeitures related to the Company's Equity and Incentive Plans. Beginning in 2008, the Company returns any forfeited shares back to the Equity and Incentive Plans. As such, there were no shares in treasury at December 31, 2008.

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

22. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of December 31, 2008, there were 14,201,448 shares outstanding, of which 2,963,960 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 23,783 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding as of December 31, 2008 and 2007 were not included in the computation of diluted net loss per common share for the years ended December 31, 2008 and 2007 as their inclusion would have been anti-dilutive. Stock options outstanding as of December 31, 2006 were not included in the computation of diluted net loss per common share for the year ended December 31, 2006 as their inclusion would have been anti-dilutive.

        The computation of earnings per share is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net (loss) income	$(72,154)	$(11,321)	$37,911

Shares for basic and diluted calculations:
Average shares used in basic computation	11,254	12,805	12,903
Stock options	—	—	—
Restricted shares	—	—	63

Average shares used in diluted computation	11,254	12,805	12,966

Earnings (loss) per share:
Basic	$(6.41)	$(0.88)	$2.94
Diluted	$(6.41)	$(0.88)	$2.92

23. Geographic Data

        The Company manages and operates its products and services in a single business segment. The following table presents revenues, and furniture, fixtures, equipment and leasehold improvements, net by geographic area for 2008, 2007 and 2006. Revenues are classified based upon the location in which the revenues are recorded. Furniture, fixtures, equipment and leasehold improvements information is based on the physical location of the assets.

	Revenues	Furniture, Fixtures, Equipment and Leasehold Improvements, net
	(in thousands)
2008:
United States	$206,191	$9,139
All other countries	11,133	1,333

Total	$217,324	$10,472

2007:
United States	$240,356	$9,836
All other countries	21,213	1,578

Total	$261,569	$11,414

2006:
United States	$329,177	$10,594
All other countries	15,790	2,035

Total	$344,967	$12,629

Cowen Group, Inc.

Notes to Consolidated Financial Statements (Continued)

        No single customer accounted for 10.0% or more of the Company's revenues in 2008, 2007 and 2006.

24. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of December 31, 2008, Cowen had net capital of approximately $69.5 million, which was approximately $68.5 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At December 31, 2008, CIL's Financial Resources of $7.4 million exceeded the minimum requirement of $3.3 million by $4.1 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFR in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At December 31, 2008, CAM UK's Financial Resources of $1.4 million exceeded the FSA's minimum requirement of $0.7 million by $0.7 million and IFR's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.5 million.

        CLAL is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At December 31, 2008, CLAL's Financial Resources of $0.2 million exceeded the minimum requirement of $0.1 million by $0.1 million.

Supplemental Financial Information

        The following table presents unaudited quarterly results of operations for 2008 and 2007. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and net income (loss) can vary significantly from quarter to quarter due to the nature of the Company's business activities.

Cowen Group, Inc.
Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands)
Total revenues	$54,990	$62,670	$58,037	$41,627
Expenses:
Compensation and benefits	28,809	38,905	39,121	27,056
Other expenses	23,916	26,132	74,744	23,465

Total expenses	52,725	65,037	113,865	50,521

Operating income (loss)	2,265	(2,367)	(55,828)	(8,894)
Gain on exchange memberships	—	—	609	142

Income (loss) before income taxes	2,265	(2,367)	(55,219)	(8,752)
Provision (benefit) for taxes	1,611	(1,656)	6,486	1,640

Net income (loss)	$654	$(711)	$(61,705)	$(10,392)

Earnings (loss) per share:
Basic	$0.06	$(0.06)	$(5.48)	$(0.92)
Diluted	$0.05	$(0.06)	$(5.48)	$(0.92)
Weighted average number of common shares:
Basic	11,253	11,238	11,261	11,261
Diluted	11,895	11,238	11,261	11,261

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands)
Total revenues	$73,541	$71,223	$57,505	$59,300
Expenses:
Compensation and benefits	45,167	43,823	37,850	51,108
Other expenses	25,750	27,021	25,473	24,982

Total expenses	70,917	70,844	63,323	76,090

Operating income (loss)	2,624	379	(5,818)	(16,790)
Gain on exchange memberships	1,775	—	—	—

Income (loss) before income taxes	4,399	379	(5,818)	(16,790)
Provision (benefit) for taxes	1,928	155	(2,499)	(6,093)

Net income (loss)	$2,471	$224	$(3,319)	$(10,697)

Earnings (loss) per share:
Basic	$0.19	$0.02	$(0.26)	$(0.86)
Diluted	$0.18	$0.02	$(0.26)	$(0.86)
Weighted average number of common shares:
Basic	12,910	12,912	12,918	12,485
Diluted	13,417	13,530	12,918	12,485

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ DAVID M. MALCOLM
Name:	David M. Malcolm
Title:	Chief Executive Officer and President

Dated: March 5, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Name	Title	Date

/s/ DAVID M. MALCOLM David M. Malcolm	Chief Executive Officer, President and Director (principal executive officer)	March 5, 2009
/s/ THOMAS K. CONNER Thomas K. Conner	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 5, 2009
/s/ JOHN E. TOFFOLON, JR. John E. Toffolon, Jr.	Chairman and Director	March 5, 2009
/s/ JEFFREY KURZWEIL Jeffrey Kurzweil	Director	March 5, 2009
/s/ PHILIP B. POOL, JR. Philip B. Pool, Jr.	Director	March 5, 2009
/s/ L. THOMAS RICHARDS L. Thomas Richards	Director	March 5, 2009
/s/ CHARLES W.B. WARDELL, III Charles W.B. Wardell, III	Director	March 5, 2009

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 on Form 10-Q for the quarter ended June 30, 2006)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 on Form 8-K dated November 13, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 on Form S-1/A filed on June 12, 2006)
4.2	Stockholders Agreement between SG Americas Securities Holdings, Inc. and Cowen Group, Inc. (incorporated by reference from Exhibit 4.1 on Form 10-Q for the quarter ended June 30, 2006)
10.1	Separation Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2006)
10.2	Tax Matters Agreement among SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.2 on Form 10-Q for the quarter ended June 30, 2006)
10.3	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.3 on Form S-1/A filed on June 12, 2006)*
10.4	2006 Equity and Incentive Plan (incorporated by reference from Exhibit 10.4 on Form S-1/A filed on June 12, 2006)*
10.5	Sublease, dated as of December 19, 2005, between Société Générale and SG Cowen & Co., LLC (incorporated by reference from Exhibit 10.5 on Form S-1 filed on March 21, 2006)
10.6	Lease, dated as of October 29, 1993, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a) on Form S-1/A filed on May 17, 2006)
10.7	Supplemental Indenture, dated as of May 5, 1998, between Rock-McGraw, Inc. and Société Générale (incorporated by reference from Exhibit 10.5(a)(i) on Form S-1/A filed on May 17, 2006)
10.8	Master Services Agreement, dated as of January 21, 2005, between SG Cowen & Co., LLC and Savvis Communications Corp. (incorporated by reference from Exhibit 10.6 on Form S-1/A filed on May 17, 2006)
10.9	Services Agreement, dated as of December 6, 2004, between SG Cowen & Co., LLC and Hewlett-Packard Company (incorporated by reference from Exhibit 10.7 on Form S-1/A filed on May 17, 2006)
10.10	Indemnification Agreement among Société Générale, SG Americas Securities Holdings, Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 2006)
10.11	Employee Matters Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.5 on Form 10-Q for the quarter ended June 30, 2006)

E-1

Exhibit No.	Description
10.12	Transition Services Agreement among Société Générale, SG Americas, Inc., SG Americas Securities Holdings, Inc., Cowen and Company, LLC and Cowen Group, Inc. (incorporated by reference from Exhibit 10.6 on Form 10-Q for the quarter ended June 30, 2006)
10.13	Escrow Agreement among SG Americas Securities Holdings, Inc., Cowen and Company, LLC, Cowen Group, Inc. and the escrow agent (incorporated by reference from Exhibit 10.7 on Form 10-Q for the quarter ended June 30, 2006)
10.14	Form of Director Award Agreement (incorporated by reference from Exhibit 99.1 on Form 8-K filed on September 14, 2006)*
10.15	Form of 2006 Equity Award Agreement for Executive Officers (incorporated by reference from Exhibit 10.15 on Form 10-K for the year ended December 31, 2006)*
10.16	Employment Agreement of J. Kevin McCarthy (incorporated by reference from Exhibit 10.16 on Form 10-K for the year ended December 31, 2006)*
10.17	Form of 2006 Executive Incentive Award Agreement (incorporated by reference from Exhibit 10.17 on Form 10-K for the year ended December 31, 2006)*
10.18	Form of 2006 Incentive Award Agreement with Kim S. Fennebresque (incorporated by reference from Exhibit 10.18 on Form 10-K for the year ended December 31, 2006)*
10.19	Amended and Restated Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K dated November 13, 2007)*
10.20	Resignation Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.1 on Form 8-K dated March 4, 2008)*
10.21	Employment Agreement of Kim S. Fennebresque (incorporated by reference from Exhibit 10.2 on Form 8-K dated March 4, 2008)*
10.22	Employment Agreement of David M. Malcolm (incorporated by reference from Exhibit 10.3 on Form 8-K dated March 4, 2008)*
10.23	2007 Equity and Incentive Plan (incorporated by reference from Exhibit 10-1 on Form 8-K dated June 7, 2007)*
10.24	Form of 2007 Equity Award Agreement for Executive Officers (incorporated by reference from Exhibit 10.24 on Form 10-K for the year ended December 31, 2007))*
10.25	Form of 2008 Equity Award Agreement for Executive Officers (filed herewith)*
10.26	Form of 2008 Deferred Cash Award for Executive Officers (filed herewith)*
21.1	List of Subsidiaries of Cowen Group, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (furnished herewith)

*
Signifies management contract or compensatory plan or arrangement.

E-2