Form 10-K/A
period 2008-12-31
Cowen Group, Inc.
filed 2009-04-28
CIK 1355007

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

 Explanatory Note

        Cowen Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K") to provide additional information required by Part III, because the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders will not be filed within 120 days after the end of our 2008 fiscal year. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

        The number of directors currently serving on our Board of Directors is six. Our Board of Directors is divided into three classes. Except for the initial appointment of directors in connection with our initial public offering and the appointment of David M. Malcolm on March 4, 2008, the members of each class have been elected by our stockholders to serve a three-year term with the term of office for each class ending in consecutive years.

        Set forth below is biographical information for each of our directors. All ages are as of April 15, 2009.

Name	Age	Class—Term Expiring	Director Since
John E. Toffolon, Jr.(1)(2)	58	II—2011 Annual Meeting	2006
David M. Malcolm	61	I—2009 Annual Meeting	2008
Jeffrey Kurzweil(3)	59	II—2011 Annual Meeting	2006
Philip B. Pool, Jr.(1)(2)	55	III—2010 Annual Meeting	2006
L. Thomas Richards, M.D.(1)(3)	39	I—2009 Annual Meeting	2006
Charles W.B. Wardell, III(2)(3)	63	III—2010 Annual Meeting	2006

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

(3)
Member of the Nominating and Corporate Governance Committee

        John E. Toffolon, Jr.:    Mr. Toffolon has served as our non-Executive Chairman since July 2008. Mr. Toffolon previously served as our Lead Director from June 2007 until his appointment as Chairman. Mr. Toffolon is a partner of The Shermen Group and is the Chief Financial Officer and a member of the Board of Directors of Shermen WSC Acquisition Corp., a blank check public company formed for the purpose of acquiring an operating business in the alternative energy and/or agricultural field. From 2001 to 2003, Mr. Toffolon served as an advisor to the Chairman and Chief Executive Officer of Royster-Clark, Inc., a privately-held chemicals distribution company. From 1992 to 2000, Mr. Toffolon served in various capacities, including Executive Managing Director, Chief Financial Officer and Chief Administrative Officer for Nomura Holding America, Inc. and Nomura Securities International, Inc. Mr. Toffolon also served as a member of the Boards of Directors of both Nomura companies. From 1979 to 1990, Mr. Toffolon worked at The First Boston Corporation as a Managing Director in various capacities, including Chief Financial Officer and served on the Management and Capital Commitment Committees.

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

        Philip B. Pool, Jr.:    Mr. Pool currently serves as a Managing Director of Navidar Group, LLC, a private placement firm specializing in capital raising and advisory services for private equity firms. From 2001 to March 2009, Mr. Pool was a Managing Director of Willis Stein & Partners, a middle market leveraged buyout firm. Prior to joining Willis Stein in July 2001, Mr. Pool was a Managing Director in the Investment Banking Group of Credit Suisse First Boston Corporation, or CSFB, where he worked from November 2000 to May 2001 following CSFB's acquisition of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Pool joined DLJ in 1994, where he co-headed the Private Fund Group. From 1985 to 1994, Mr. Pool was an investment banker with Merrill Lynch & Co., and from 1980 to 1985, he was an investment banker with Kidder, Peabody & Co. Incorporated.

        L. Thomas Richards, M.D.:    Dr. Richards is an Emergency Medicine physician who serves on the Clinical Faculty of UCSF Medical Center. Dr. Richards is a 2003 graduate of Harvard Medical School and a graduate of Yale College. Prior to attending medical school in 1999, Dr. Richards was an investment banker in the Mergers & Acquisitions departments of several firms, including Lazard Frères & Co, UBS Securities LLC and Cowen and Company, LLC.

        Charles W.B. Wardell, III:    Mr. Wardell is the Senior Advisor to the Chief Executive Officer at Korn/Ferry. Korn/Ferry International is an executive search firm with more than 70 offices throughout the world. Mr. Wardell has eight years of service with Korn/Ferry. Prior to joining Korn/Ferry, Mr. Wardell held senior positions at a number of firms, including Nordeman Grimm, American Express, Travelers, Mastercard International and Citicorp. Mr. Wardell also served as Deputy Special Assistant and Staff Assistant to Presidents Nixon and Ford, Administrative Aide to General Alexander Haig and Richard Cheney when they served as President Nixon's and Ford's Chief of Staff, respectively, and was appointed by President Ford as a Deputy Assistant Secretary of State. Mr. Wardell graduated from Harvard College and was honorably discharged as an officer in the Army after distinguished service in Vietnam.

 EXECUTIVE OFFICERS OF THE COMPANY

        Biographies of the current executive officers of the Company are set forth below, excluding Mr. Malcolm's biography, which is included under "Directors of the Company" above. Each executive officer serves at the discretion of the Board of Directors.

Thomas K. Conner	Age: 48

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
William H. Dibble	Age: 55

Mr. Dibble has served as Head of Human Resources of Cowen Group, Inc. since its formation in February 2006 and is a member of the OCE. Mr. Dibble joined the Company as Head of Human Resources in August 2004. Prior to joining the Company, Mr. Dibble had more than 20 years of human resources experience within the financial services industry. Most recently, Mr. Dibble was Head of Human Resources for Nomura Securities from 2002 to 2004. Prior to Nomura, Mr. Dibble held a variety of human resources roles at The First Boston Corporation, Marsh & McLennan and Merrill Lynch focusing on benefits, compensation, performance management, employee relations, training and development, succession planning and recruiting.
Mark A. Egert	Age: 46

Mr. Egert has served as Chief Compliance Officer of Cowen Group, Inc. since its formation in February 2006 and is a member of the OCE. Mr. Egert joined the Company as Chief Compliance Officer in January 2005. Prior to joining the Company, Mr. Egert was Legal & Compliance Director for RBC Capital Markets Corporation, a subsidiary of the Royal Bank of Canada, from 2003 to January 2005. From 2001 to 2003, he was Chief Legal Officer of ABN AMRO Inc., the U.S. broker-dealer affiliate of Dutch bank, ABN AMRO, and served in other positions at that firm from 1997 to 2001. Mr. Egert also was associated with the law firms of Shearman & Sterling from 1987 to 1992 and Kavanagh Peters Powell & Osnato from 1992 to 1994, and was Vice President and Associate General Counsel at the Securities Industry Association from 1994 to 1997.
J. Kevin McCarthy	Age: 44

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
Christopher A. White	Age: 44

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our executive officers and directors to file initial reports of ownership of our securities and reports of changes in ownership of our securities with the Securities and Exchange Commission.

        Based on a review of copies of such reports and on written representations from our executive officers and directors, we believe that all Section 16(a) filing and disclosure requirements applicable to our executive officers and directors for 2008 have been satisfied.

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

AUDIT COMMITTEE

        Our Board has established a separately-designated standing Audit Committee which operates under a charter that has been approved by our Board.

        Our Board has determined that all of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market, and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

        The current members of our Audit Committee are Messrs. Toffolon (Chairperson) and Pool and Dr. Richards. The Board has determined that each of Messrs. Toffolon and Pool, who are independent directors, is an "audit committee financial expert" as defined by applicable SEC rules.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

        Each of our "named executive officers" listed in the Summary Compensation Table served as an executive officer for the full year period ending on December 31, 2008, with the exception of Mr. Malcolm, who was appointed Chief Executive Officer, President and a director of the Company by our Board of Directors on March 4, 2008, and Kim S. Fennebresque, who served as our Chief Executive Officer and President until his resignation on March 4, 2008. Our "named executive officers" for 2008 consisted of the following individuals:

  •
  David M. Malcolm, who serves as our Chief Executive Officer and President;

  •
  Thomas K. Conner, who serves as our Chief Financial Officer and Treasurer;

  •
  Christopher A. White, who serves as our Vice President, Chief of Staff and Chief Administrative Officer;

  •
  J. Kevin McCarthy, who serves as our General Counsel;

  •
  Mark A. Egert, who serves as our Chief Compliance Officer; and

  •
  Kim S. Fennebresque, our former Chief Executive Officer and President.

        Other than Mr. Fennebresque, each of the named executive officers was a member of our Office of the Chief Executive, or the OCE, as of December 31, 2008. Subject to the oversight of our Board of Directors, the OCE is responsible for establishing policies and procedures regarding overall corporate decisions, including investment decisions, legal, regulatory and compliance matters, insurance coverage, human resources and administration and tax matters. In addition, the OCE sets general compensation policies, determines our financing requirements, objectives and principles, and considers, where appropriate, acquisitions, dispositions and other significant transactions. In addition to the named executive officers listed above, our other executive officer is the Head of Human Resources, who is a member of the OCE. The members of the OCE are appointed annually by our Chief Executive Officer.

        On March 4, 2008, Kim S. Fennebresque resigned as Chief Executive Officer and President of the Company. Mr. Fennebresque resigned as Non-Executive Chairman and as a director of the Company effective July 15, 2008. Mr. Fennebresque is currently employed by the Company as a Senior Advisor. As a result of these changes, our discussion of compensation decisions for 2008 includes a discussion of our compensation philosophy and elements generally, but separately focuses on three categories: (i) Mr. Malcolm's 2008 compensation; (ii) compensation decisions for our "named executive officers" other than Messrs. Malcolm and Fennebresque; and (iii) arrangements relating to Mr. Fennebresque's resignation as Chief Executive Officer and President and his employment as a Senior Advisor.

Compensation Philosophy and Objectives

        Historically, we have sought to maintain a ratio of compensation and benefit expense to revenues in an amount between 58% and 60%, excluding expense associated with the initial grant of restricted stock and options in connection with our initial public offering in 2006. Market conditions deteriorated throughout 2008, and our revenues likewise suffered as the capital raising portion of our revenue base was effectively eliminated. Based on our performance in 2008, we elected to accrue compensation at 62% of revenues, excluding expense associated with the initial grant of equity in connection with our initial public offering. The success of our business is based largely on the quality of our employees, and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to minimize employee turnover as a result of paying below market compensation. As a result, we have in the past reviewed, and will continue to review, our compensation to revenue ratio on a quarterly basis. There can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        Our compensation program, including compensation of the named executive officers, is designed to achieve three objectives:

  •
  Pay for Performance.  A significant portion of the total compensation paid to each named executive officer is variable. The amount of compensation paid is determined based on: (i) the performance of the Company on an absolute basis through a comparison of our results to competitor firms; (ii) an evaluation of each executive officer's contribution to the Company; and (iii) his or her performance against individualized qualitative goals.

  •
  Align Executive Officers' Interests with Stockholders' Interests.  We believe that deferred compensation aligns the interests of our executive officers with those of our stockholders and ensures that our employees are focused on the long-term performance of the Company. In 2008, we paid certain employees a portion of their year-end bonus in the form of deferred cash and/or deferred equity awards subject to service-based vesting requirements. In connection with fiscal 2008 bonus payments, most employees earning at least $300,000 in total compensation for the year received a portion of their bonus in deferred cash or deferred equity. Pursuant to the deferred compensation formula approved by the Compensation Committee, the percentage of total compensation paid in deferred cash or deferred equity increases as total compensation increases.

  •
  Recruiting and Retention.  We operate in an intensely competitive industry, and we believe that our success is closely related to our recruiting and retention of highly-talented employees and a strong management team. We try to keep our compensation program comparable to industry practices so that we can continue to recruit and retain talented executive officers and employees.

Setting Compensation

        The Compensation Committee is responsible for approving the compensation paid to our named executive officers as well as certain other highly-compensated employees. Although the Compensation Committee has the authority to approve compensation for these individuals, the Compensation Committee has elected to present its compensation recommendations to the full Board of Directors for approval as a matter of good corporate governance. At the end of each year, the Compensation Committee recommends to the Board that the Board approve the amount of total compensation to be paid to such individuals. In making compensation determinations, the Compensation Committee reviews information presented to them by the Company's executive officers, compensation peer group information and the recommendations of a compensation consultant engaged by the Committee. The Compensation Committee reviews our compensation to revenue ratio on a quarterly basis and may adjust the compensation to revenue ratio in order to maintain the Company's compensation philosophy of aligning the interests of our executive officers and our stockholders.

  Involvement of Executive Officers

        Our Chief Executive Officer, in consultation with our Vice President, our General Counsel and employees in our Human Resources department, assists the Compensation Committee with its work. These individuals assist the Compensation Committee by presenting information to the Compensation Committee and making recommendations for the Compensation Committee's review and consideration. Such information and recommendations include, among other things, the compensation that should be received by the executive officers and certain other highly compensated employees; performance evaluations; financial information regarding the Company that should be reviewed in connection with compensation decisions; the firms to be included in a compensation peer group; and the evaluation and compensation process to be followed by the Compensation Committee. Our Chief Executive Officer recused himself from all discussions regarding his compensation recommendations and determinations.

  Compensation Peer Group

        In making compensation decisions, our Compensation Committee reviewed two sets of peer group data. One set of data included a compensation peer group of firms identified by management with which we compete for executive talent. For 2008, our compensation peer group consisted of Greenhill & Co., Inc., Jefferies Group, Inc., JMP Securities, Keefe, Bruyette & Woods, Inc., Knight Capital Group, Lazard LLC, Piper Jaffray & Co., and Thomas Weisel Partners Group, LLC. Management, together with PricewaterhouseCoopers (PWC) the Compensation Committee's compensation consultant, gathered and provided information to the Compensation Committee relating to the compensation of the executive officers of these peer firms, including annual base salary, annual cash bonus, equity awards and all other compensation. The Compensation Committee considered these data when determining our 2008 compensation levels to ensure that our compensation levels are competitive relative to the compensation paid by our peer group.

        The other set of peer group data consisted of external market surveys provided by MGMC, Inc., a compensation advisory firm. These market surveys allowed the Compensation Committee to benchmark each executive officer's total compensation against that of certain boutique investment banks and global investment banks. We use these external market surveys because we compete with companies of various sizes for executive officers and other senior employees. For 2008, the boutique investment banks included the following firms: BNP Paribas, Dresdner, Jefferies Group, Inc., JMP Securities, Knight Securities, Lazard LLC, Piper Jaffray & Co. and Thomas Weisel Partners Group, LLC. The global investment banks included the following firms: Bank of America, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS. Each executive officer's total compensation for each of 2007 and 2006, and his compensation recommendation by management to the Compensation Committee for 2008, were compared to: (i) the 2007 average, 25th, 50th and 75th percentile of total compensation of a similarly positioned executive officer at a boutique investment bank; and (ii) the 2007 average, 25th, 50th and 75th percentile of total compensation of an officer with similar functions (but not necessarily the same title) at a global investment bank. The Compensation Committee reviews such composite market data to determine the market median compensation paid to similarly-situated executives. Market data are some of the many factors considered by the Compensation Committee when setting compensation, and the amount paid to each executive officer may be more or less than the composite market median based on the roles and responsibilities of the executive officer, experience level and other factors.

  The Impact of Current Market Conditions on Compensation Determinations

        Although the Compensation Committee reviewed the peer group data discussed above to assist with their determinations of appropriate compensation levels for our named executive officers in 2008, the Compensation Committee determined that, in light of developments in the financial markets in 2008, the historical data was not as meaningful because it did not reflect the current market environment's impact on peer compensation. Therefore, the Compensation Committee's determinations regarding 2008 total compensation were primarily focused on the Company's performance in 2008 and the named executive officers' respective contributions to the franchise during this tumultuous period.

  Compensation Consultant

        In 2006, the Compensation Committee engaged PWC as a compensation consultant to provide peer group analyses, competitive assessments and advice. At the request of the Compensation Committee, PWC reviewed all Compensation Committee presentation materials during 2008 and advised the Compensation Committee as to the competitiveness of the base salary and bonus recommendations presented by our Chief Executive Officer, and the competitiveness of the ultimate compensation levels approved by the Board of Directors for each executive officer (including the Chief Executive Officer) and certain other highly compensated employees.

Compensation Program and Payments

        Our executive compensation consists of base salary, an annual bonus paid in the form of cash and deferred cash or equity awards and benefits, such as life insurance and other personal benefits. In addition, our Chief Executive Officer is eligible to receive certain payments upon a termination or change in control.

  Base Salary

        When making compensation decisions, the Compensation Committee makes a determination as to the total compensation an executive officer should receive for that fiscal year, and base salary is a component of that total compensation. The purpose of base salary is to provide a set amount of cash compensation for each executive officer that is not variable in nature and is generally competitive with market practices. Each year the Compensation Committee approves a cap on the aggregate firm-wide dollar amount of base salary increases based on a percentage of the prior year firm-wide base salary level. Historically, we have sought to set the base salaries of our named executive officers such that a significant amount of their total compensation is derived from their annual bonus. This was consistent with standard practice within the securities industry and we believe this allowed us to reward performance. Recently, some securities firms have increased base pay to make it a more meaningful portion of total compensation. Similarly, on March 18, 2009 the United Kingdom Financial Services Authority published a draft Code on remuneration practices that would call for increased base salaries. The Compensation Committee will continue to monitor this developing trend.

        On occasion, we may adjust our executive officers' base salaries within the firm-wide base salary cap described above. We did not adjust salaries for our named executive officers or other senior employees in 2008. Each of the named executive officers, other than Mr. Egert, received a base salary of $250,000. Mr. Egert received a base salary of $200,000. Mr. Malcolm's and Mr. McCarthy's base salaries are set out in their employment agreements. We anticipate that fiscal 2009 base salaries for our other named executive officers will remain the same as their fiscal 2008 base salaries. The Compensation Committee will continue to examine developing trends in base pay as the year progresses.

  Annual Bonus

        The majority of total compensation received by each executive officer is paid in the form of an annual bonus. This is consistent with our view that a significant portion of compensation paid is to be based on the performance of the Company and of each executive officer. In prior years, our senior management developed, and the Compensation Committee approved, an equity distribution grid that set forth the percentage of total compensation an employee would receive in the form of equity awards, in lieu of, not in addition to, a cash payment. In 2008, senior management recommended the use of deferred cash in addition to restricted stock awards as an additional component of deferred compensation and developed a deferred compensation formula, which sets forth a percentage of total compensation an employee will receive in the form of deferred compensation awards in lieu of an immediate cash payment. The deferred component of the annual bonus is subject to vesting schedules as discussed below. The deferred compensation formula was discussed and ultimately approved by the Compensation Committee. While conducting this evaluation, the Compensation Committee reviews the practices of our peer companies. For fiscal 2008, the deferred compensation formula was set such that any employee, regardless of title, earning total compensation in excess of $250,000 would, with rare exception, receive a percentage of his or her compensation over $250,000 in the form of a deferred cash or equity award. According to the deferred compensation formula approved by the Compensation Committee, the percentage of total compensation that must be paid in deferred cash or equity increases as total compensation increases. For example, according to the fiscal 2008 deferred compensation formula, an employee earning in excess of $300,000 in total compensation would receive at least 2.5% of his or her total compensation in the form of a deferred compensation award, while an employee earning over $1 million in total compensation would receive at least 30% of his or her total compensation in the form of a deferred compensation award. The Compensation Committee will evaluate the deferred compensation formula every year and makes necessary changes to both remain competitive with our peer companies and to continue aligning the interests of our executive officers' with the interests of our stockholders.

        For fiscal 2008, the Compensation Committee decided that all deferred cash compensation relating to fiscal 2008 bonuses was to be subject to vesting as follows: 33% on May 15, 2010, 33% on May 15, 2011 and 34% on May 15, 2011. Deferred cash awards may be paid in Cowen Group, Inc. stock, at the sole discretion of the Company.

        For fiscal 2008, the Compensation Committee decided to extend the first vesting period for all equity compensation from one year to two years. Equity awards relating to fiscal 2008 bonuses was to be paid in the form of shares of restricted stock vesting as follows: 0% on May 15, 2010, 50% on May 15, 2011 and 50% on May 15, 2012. In determining the distribution of deferred cash versus deferred equity awards, the Compensation Committee evaluated the following factors:

  •
  the number of shares of restricted stock or other equity-based awards that would need to be granted to achieve the appropriate dollar amount of equity being awarded to the employee;

  •
  limiting as much as possible the dilution to our stockholders associated with the issuance of additional shares at prices below tangible book value; and

  •
  the number of shares of common stock available for grant under our 2007 and 2006 Equity and Incentive Plans.

        At its January 15, 2009 meeting, the Compensation Committee determined its recommendations for fiscal 2008 bonuses to our named executive officers and certain other highly-compensated employees. As previously noted, the Compensation Committee has elected to share its recommendations with the full Board and seek their formal approval of final compensation decisions. As a result, on January 22, 2009, the Board of Directors reviewed and approved the Compensation Committee's recommendations. All non-deferred cash bonuses relating to fiscal 2008 were paid in early 2009. The deferred cash or equity award portion of the bonus were awarded in February 2009. To eliminate the impact that a significant price change in the market value of our common stock may have on the number of shares of restricted stock that were to be delivered to an employee, the Compensation Committee approved valuing the restricted stock using the volume-weighted average price for a five trading day period ending on a date in early January, which equaled $6.45 per share.

  Compensation Determinations and Relevant Factors

        When determining the amount of annual bonus to be paid for fiscal 2008, the Compensation Committee reviewed and considered the following information:

  •
  the financial performance of the Company as a whole and each individual business unit compared to fiscal 2007;

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

  •
  recommendations of the Chief Executive Officer regarding total compensation of our named executive officers and certain other senior employees, which the Compensation Committee discussed with the Chief Executive Officer;

  •
  external market surveys of total compensation paid by certain boutique investment banks and global investment banks; and

  •
  base salary, cash bonus, equity awards and all other compensation paid by the compensation peer group.

  Mr. Malcolm's Compensation

  Employment Agreement with Mr. Malcolm

        On March 4, 2008, our Board of Directors unanimously elected David M. Malcolm President and Chief Executive Officer of the Company, effective immediately. In connection with his appointment as Chief Executive Officer and President of the Company, Mr. Malcolm and the Company entered into an agreement containing the terms and conditions of his employment, or the Malcolm Employment Agreement. The Malcolm Employment Agreement provides that Mr. Malcolm shall be entitled to an annual salary of $250,000 and shall be eligible to receive an annual performance-based bonus as determined by the Board of Directors at the recommendation of the Compensation Committee. In addition, subject to certain vesting provisions, Mr. Malcolm will receive the right to purchase 6.25% of the general partner of an affiliated alternative asset management partnership relating to Cowen Healthcare Royalty Partners, or the CHRP Interest. The Malcolm Employment Agreement is described in greater detail under "Employment Agreements with Certain Named Executive Officers" beginning on page 18.

  Mr. Malcolm's 2008 Compensation

        When setting fiscal 2008 total compensation for Mr. Malcolm, in addition to the terms of the Malcolm Employment Agreement, the following factors significantly influenced the Compensation Committee:

  •
  Mr. Malcolm's compensation was negatively impacted by the overall annual financial performance of the Company during fiscal 2008.

  •
  Mr. Malcolm's compensation was positively impacted by his leadership of the firm through the transition period caused by Mr. Fennebresque's voluntary resignation.

  •
  Mr. Malcolm's compensation was positively impacted by his leadership during the unprecedented market disclocation in 2008 and his contributions to strengthening our existing platform in the difficult environment, including through strategic personnel investments and new initiatives, such as:

  •
  contributing to the continued performance of our brokerage group;

  •
  strengthening our strategic advisory practice, which resulted in increased revenue year-over-year;

  •
  contributing to the establishment and successful closing of Cowen Healthcare Royalty Partners' first fund in August 2008;

  •
  completing the acquisition of Latitude Capital Group; and

  •
  executing various cost cutting measures, which resulted in a year-over-year reduction in non-compensation expenses (excluding the $50 million non-cash goodwill impairment charge).

Based on the factors described above, the Compensation Committee awarded Mr. Malcolm total compensation for 2008 as set forth below in the "Total Compensation" column. Such amounts, after being subject to the deferred compensation formula, were paid as follows:

Name	Base Salary	Cash Bonus	Restricted Stock		Restricted Cash Award	All Other Compensation	Total Compensation
David M. Malcolm	$250,000	$437,500	$225,000		$37,500	—	$950,000
			(34,884 shares	)

  Other Named Executive Officers' Compensation

        When setting fiscal 2008 total compensation for our named executive officers other than Messrs. Malcolm and Fennebresque, the following factors significantly influenced the Compensation Committee:

  •
  Our named executive officers' compensation was negatively impacted by the overall annual financial performance of the Company during fiscal 2008.

  •
  Our named executive officers' compensation was positively impacted by their respective contributions to strengthening our existing platform in the difficult market environment, and otherwise increasing the efficiency of Cowen, such as:

  •
  contributing to the establishment and successful closing of Cowen Healthcare Royalty Partners' first fund in August 2008;

  •
  completing the acquisition of Latitude Capital Group;

  •
  executing various cost cutting measures, which resulted in the year-over-year reduction in non-compensation expenses (excluding the $50 million non-cash goodwill impairment charge); and

  •
  contributing to the successful management transition following Mr. Fennebresque's resignation.

        The Compensation Committee also took into consideration the Company's employment agreement with Mr. McCarthy. Under his employment agreement, Mr. McCarthy serves as an at-will employee and is entitled to a base salary of $250,000 and a minimum annual bonus of $450,000 for each of 2007 and 2008.

        In February 2008, at the recommendation of Mr. Fennebresque, who was then our Chief Executive Officer, and the Compensation Committee, the Board of Directors approved a special one-time cash award of $150,000 to each of Messrs. Conner and White, in connection with their efforts in assisting with the completion of certain strategic initiatives. These awards did not impact the Compensation Committee's determinations regarding year-end compensation for Messrs. Conner and White.

        Under the SEC's rules, we are required to report in the Summary Compensation Table on page 16 the dollar amounts of the restricted stock for each named executive officer recognized by the Company as compensation costs for financial reporting purposes (excluding forfeiture assumptions) in accordance with SFAS 123R for the fiscal year. As a result, no portion of the bonuses paid in restricted stock to our named executive officers for their fiscal 2008 performance is included in the Summary Compensation Table because the equity awards were granted in 2009. The table below sets forth the total compensation awarded to the named executive officers for their fiscal 2008 performance. These amounts include the dollar value of the entire amount of the equity award and/or deferred cash award received by the named executive officer in February 2009 but does not include any amounts for the restricted stock and options awarded to the named executive officers in connection with our initial public offering or as part of their 2006 or 2007 compensation. We believe this information is helpful to understanding how our compensation program rewarded our executive officers for their performance during fiscal 2008.

        Based on the information and factors described above, the Compensation Committee awarded each of the following named executive officers total compensation for fiscal 2008 as set forth below in the "Total Compensation" column. Such amounts, after being subject to the deferred compensation formula, were paid as follows:

Name	Base Salary	Cash Bonus	Restricted Stock		Restricted Cash Award	Total Compensation
Thomas K. Conner	$250,000	$212,500	—		$37,500	$500,000
Christopher A. White	$250,000	$335,000	$52,500		$37,500	$675,000
			(8,140 shares	)
J. Kevin McCarthy	$250,000	$352,500	$60,000		$37,500	$700,000
			(9,303 shares	)
Mark A. Egert	$200,000	$203,000	—		$27,000	$430,000

  Mr. Fennebresque's Resignation Agreement and Employment Agreement

        On March 4, 2008, Mr. Fennebresque resigned as Chief Executive Officer and President of the Company. Mr. Fennebresque resigned as Chairman of the Board of Directors effective July 15, 2008. Mr. Fennebresque currently is employed as a Senior Advisor to the Company.

        In connection with Mr. Fennebresque's resignation, he and the Company entered into an agreement containing the terms and conditions of his resignation, or the Resignation Agreement. The Resignation Agreement provided that Mr. Fennebresque forfeited in its entirety to the Company the equity award of 975,000 shares that he received in connection with the initial public offering of the Company, or the IPO Award. Mr. Fennebresque continues to vest in the equity awards he received as part of his 2006 and 2007 annual compensation.

        On March 4, 2008, Mr. Fennebresque and the Company also entered into an agreement containing the terms and conditions of his employment as a Senior Advisor to the Company. This agreement provides, among other things, that Mr. Fennebresque shall be employed as a Senior Advisor to the Company at an annual salary of $250,000, with a commitment to the Company not to exceed 20% of Mr. Fennebresque's time. Mr. Fennebresque is entitled to an office paid for by the Company, subject to an initial per annum cap of $75,000 and a terminal cap of $175,000. Mr. Fennebresque had continued use of the car and driver provided to him by the Company through December 31, 2008. Mr. Fennebresque's role as Senior Advisor may continue until the earlier of his resignation or the end of the calendar year of his 70th birthday, and may only be terminated by the Company for cause.

        Based on the agreements described above, Mr. Fennebresque received total compensation for fiscal 2008 as set forth below. Mr. Fennebresque's compensation was not subject to the deferred compensation formula because his total cash compensation in 2008 did not exceed $250,000.

Name	Base Salary	Cash Bonus	Restricted Stock	Restricted Cash Award	All Other Compensation(1)	Total Compensation
Kim S. Fennebresque	$250,000	—	—	—	$91,499	$341,499

(1)
All other compensation for Mr. Fennebresque includes the costs associated with a company-provided car and driver and a de minimis annual premium payment for a $50,000 term life insurance policy.

Compensation Actions Prior to and in Connection with our Initial Public Offering

        Compensation reported in the Summary Compensation Table and elsewhere in this proxy statement reflects several actions taken before or in connection with our separation from Société Générale, or SG, and our related initial public offering in July 2006. These actions were negotiated prior to the initial public offering and the formation of the Compensation Committee. We describe compensation actions before and in connection with our initial public offering since they significantly affect the amounts reported in this item. The most significant actions are summarized briefly in this section to provide context.

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

        In connection with our initial public offering, our former Chief Executive Officer received an award of 975,000 shares of restricted stock. Mr. Fennebresque forfeited this share award, in its entirety, upon his voluntary resignation as Chief Executive Officer and President on March 4, 2008. Other executive officers also received awards of restricted stock as well as stock options in connection with our initial public offering, as did Mr. Malcolm who was employed by the Company but did not serve as an executive officer at that time. The amount of Mr. Fennebresque's restricted stock award was determined by SG. For our other executive officers and Mr. Malcolm, the amounts of these awards were determined by our former Chief Executive Officer and SG. With the exception of the shares granted to Mr. Fennebresque, the restricted stock vests as follows: 25% on July 12, 2009 and July 12, 2010, respectively and the remaining 50% of the shares on July 12, 2011. The stock options have an exercise price of $16.00 per share, which was the initial offering price to the public of our common stock. The options vest in 25% annual increments commencing on July 12, 2008.

        The amount of equity awards related to the initial public offering that we recognized as compensation expense for 2008 financial reporting purposes under SFAS 123R are included in the Summary Compensation Table on page 16, and will continue to be reported in that table in future years as the compensation expense is recognized over the vesting period.

        As noted above, we have excluded these initial public offering related equity awards from the computation of our ratio of compensation and benefits expense to revenues.

Termination and Change of Control Arrangements

        As discussed in more detail below in "Provisions of Equity Award Agreements with Named Executive Officers", the award agreements with our named executive officers relating to equity grants (both restricted stock and options) in connection with our initial public offering and for 2006 performance to our named executive officers, other than our former Chief Executive Officer, mandate that upon a termination of employment, other than as a result of death, disability or a qualified retirement, all unvested equity awards, and on occasion, all vested equity awards, will be forfeited. The terms of the award agreements for equity grants or deferred cash awards, as applicable, in connection with 2007 or 2008 performance mandate that upon a termination of employment, other than as a result of death, disability or a qualified retirement or without Cause, as defined in the relevant award agreement, all unvested awards will be forfeited. Upon a change-in-control, all equity awards will fully vest and all restrictions will lapse and all deferred cash awards will continue to vest in accordance with the vesting schedule. In addition, each named executive officer must be employed by us on the payment date, with respect to cash, and on the grant date, with respect to equity awards, to receive those components of his annual bonus.

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

Compensation and Benefits Committee of the Board of Directors of Cowen Group, Inc.

Charles W.B. Wardell, III, Chairperson
Philip B. Pool, Jr.
John E. Toffolon, Jr.

Summary Compensation Table

        The following table sets forth compensation information for our current Chief Executive Officer for the year ended December 31, 2008 (who became an executive officer on March 4, 2008); compensation information for the years ended December 31, 2006, December 31, 2007 and December 31, 2008 for our Chief Financial Officer and our three other most highly-compensated executive officers, all of whom were serving as executive officers at December 31, 2008; and compensation information for our former Chief Executive Officer for the years ended December 31, 2006, December 31, 2007 and December 31, 2008 (who resigned as the Company's Chief Executive Officer effective March 4, 2008). No portion of the bonuses paid in restricted stock to our named executive officers for their fiscal 2008 performance is included in the Summary Compensation Table because such equity awards were made in 2009. The entries in the stock awards column reflect the amount of stock-based compensation recognized in each period relating to restricted stock awarded in respect of prior years performance and in connection with the initial public offering.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
David M. Malcolm	2008	250,000	437,500	1,234,108		233,295	—		2,154,903
Chief Executive Officer
Thomas K. Conner	2008	250,000	212,500	94,636		20,651	150,000	(4)	727,787
Chief Financial Officer	2007	250,000	247,500	84,393		24,470	—		606,363
	2006	200,000	435,000	25,179		12,616	—		672,795
Christopher A. White	2008	250,000	335,000	169,834		30,908	150,000	(4)	935,742
Chief of Staff and Chief	2007	250,000	387,500	148,506		36,626	—		822,632
Administrative Officer	2006	200,000	662,500	37,793		18,882	—		919,175
J. Kevin McCarthy	2008	250,000	352,500	64,203		—	—		666,703
General Counsel	2007	250,000	352,500	35,537		—	—		638,037
Mark A. Egert	2008	200,000	203,000	49,623		8,246			460,869
Chief Compliance Officer	2007	200,000	241,250	44,162		9,771	—		495,183
	2006	200,000	355,000	10,077		5,038	—		570,115
Kim S. Fennebresque	2008	250,000	—	(5,169,924	)(5)	—	91,499	(6)	(4,828,425)
Former Chairman and Chief	2007	250,000	537,500	4,311,854	(5)	—	70,294		5,169,648
Executive Officer	2006	250,000	2,347,500	1,733,333	(5)	—	65,000		4,395,833

(1)
The amounts in this column reflect cash bonuses paid to the named executive officers for fiscal 2006, fiscal 2007 and fiscal 2008 performance. For 2008, the amount of cash bonus for each named executive officer, other than Mr. Fennebresque, was determined by inputting each named executive officer's total compensation for the fiscal year into the deferred compensation formula. For 2008, all bonuses for named executive officers were entirely discretionary except for Mr. McCarthy's bonus. Pursuant to the terms of his employment agreement, Mr. McCarthy was entitled to receive a minimum annual bonus of $450,000 in each of 2008 and 2007. Mr. McCarthy did not receive any discretionary bonus in addition to the minimum annual bonus provided for in his employment agreement. Each of our named executive officers, other than Mr. Fennebresque, received a deferred cash award on February 2, 2009, which related to 2008 performance. Pursuant to SEC rules for compensation disclosure in proxy statements, the value of a deferred cash award (or a portion thereof) will be reflected in the Bonus column of the Summary Compensation Table in the year in which such deferred cash award or such portion thereof, as applicable, vests. For a description of 2008 cash bonuses and the 2008 deferred compensation formula please see "Compensation Discussion and Analysis—Compensation Program and Payments."

(2)
The entries in the stock awards column reflect the dollar amounts of stock-based compensation recognized for 2006, 2007 and 2008 financial statement reporting purposes in accordance with SFAS 123R, excluding forfeiture assumptions. For each named executive officer, the amount in 2006 reflects only the compensation cost of the restricted stock awards granted in connection with our initial public offering in July 2006 and the amounts in 2007 and 2008 reflect the compensation cost of both the restricted stock awards granted in connection with our initial public offering and the restricted stock awards granted in January 2007 and 2008 in connection with 2006 and 2007 compensation, respectively. In accordance with SFAS 123R expense recognition provisions, unearned compensation associated with share-based awards with graded vesting periods is expensed on an accelerated basis over the vesting period of the award. Please refer to Note 18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the relevant assumptions used to determine the valuation of our stock for accounting purposes. Please note that this table does not include restricted stock awards related to fiscal 2008 bonuses since those awards were granted after December 31, 2008. Please see "Compensation Discussion and Analysis—Compensation Program and Payments" above for the amount of restricted stock granted to named executive officers in connection with fiscal 2008 bonuses.

(3)
The entries in the option awards column reflect the dollar amounts of stock-based compensation recognized for 2006, 2007 and 2008 financial statement reporting purposes in accordance with SFAS 123R, excluding forfeiture assumptions. For each named executive officer, the amount reflects the compensation cost of the stock option awards granted in connection with our initial public offering in July 2006. In accordance with SFAS 123R expense recognition provisions, unearned compensation associated with share-based awards with graded vesting periods is expensed on an accelerated basis over the vesting period of the award. Please refer to Note 18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the relevant assumptions used to determine the valuation of our stock options for accounting purposes.

(4)
For fiscal 2008, Messrs. White and Conner each received a special one-time cash award in connection with the completion of certain strategic initiatives.

(5)
Pursuant to the terms of Mr. Fennebresque's Resignation Agreement, Mr. Fennebresque forfeited the 975,000 shares awarded to him in connection with our initial public offering. As a result, $5,133,088 in stock-based compensation expense associated with the award was reversed in the first quarter of 2008. The entries in the stock awards column in 2007 and 2006 reflect $3,399,755 and $1,733,333 of stock-based compensation expense related to these forfeited shares, respectively.

(6)
For 2008, all other compensation for Mr. Fennebresque includes $91,460 related to his car and driver and a de minimis annual premium payment for a $50,000 term life insurance policy.

2008 Grants of Plan-Based Awards

        The following table provides information regarding grants of plan-based awards made to the named executive officers during fiscal 2008.

	Grant Date	Corporate Action Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(3)
David M. Malcolm	1/25/2008	12/20/2007	23,326	—	—	224,163
Thomas K. Conner	1/25/2008	12/20/2007	5,763	—	—	55,382
Christopher A. White	1/25/2008	12/20/2007	12,350	—	—	118,684
J. Kevin McCarthy	1/25/2008	12/20/2007	10,703	—	—	102,856
Mark E. Egert	1/25/2008	12/20/2007	3,705	—	—	35,605
Kim S. Fennebresque	1/25/2008	12/20/2007	23,326	—	—	224,163

(1)
Amounts in this column represent January 2008 awards of restricted stock to our named executive officers in connection with 2007 performance.

(2)
The Company did not award options to any of its named executive officers in fiscal 2008.

(3)
The amounts in this column represent the grant date fair value of the awards in accordance with SFAS 123R, excluding forfeiture assumptions. Refer to Note 18 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the relevant assumptions used to determine the valuation of our stock and options for accounting purposes.

  Employment Agreements with Certain Named Executive Officers

        During the fiscal year ended December 31, 2008, the Company had employment agreements with two of its named executive officers: Mr. Malcolm and Mr. McCarthy. Pursuant to his employment agreement, Mr. McCarthy serves as an at-will employee of Cowen Group, Inc. and was entitled to a base salary of $250,000 and a minimum annual bonus of $450,000 for 2008. As discussed above under "Compensation Discussion and Analysis—Mr. Fennebresque's Resignation Agreement and Employment Agreement," the Company also entered into certain agreements with Mr. Fennebresque in connection with his resignation in March 2008.

  Mr. Malcolm's Employment Agreement

        In connection with his appointment as Chief Executive Officer and President of the Company, Mr. Malcolm and the Company entered into an agreement containing the terms and conditions of his employment, or the Malcolm Employment Agreement.

        The Malcolm Employment Agreement provides that Mr. Malcolm shall be employed as the Chief Executive Officer and President of the Company from March 4, 2008 through December 31, 2010. Thereafter, Mr. Malcolm's term of employment shall be automatically renewed on an annual basis on January 1 of each successive year, subject to mutual termination provisions. Mr. Malcolm shall be entitled to an annual salary of $250,000 and shall be eligible to receive an annual performance-based bonus as determined by the Board of Directors at the recommendation of the Compensation Committee. In addition, subject to certain vesting provisions, Mr. Malcolm will receive the right to purchase 6.25% of the general partner of an affiliated alternative asset management partnership relating to Cowen Healthcare Royalty Partners, or the CHRP Interest.

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

  Provisions of Equity Award Agreements with Named Executive Officers

        Pursuant to the award agreements with our named executive officers, restricted stock awarded in connection with our initial public offering will vest with respect to 25% of the shares on each of July 12, 2009 and July 12, 2010, respectively, and the remaining 50% on July 12, 2011, provided that the terms and conditions of the applicable award agreements are satisfied. Pursuant to the terms of the applicable award agreements with each of our named executive officers, restricted stock awarded in January 2007 for 2006 performance vests with respect to 25% of the shares on January 16, 2007 and January 16, 2008, respectively and the remaining 50% on January 16, 2009 provided that the terms and conditions of the applicable award agreements are satisfied. In each case, award recipients retain the right to vote restricted shares they hold and to receive dividends, if any, paid at the same rate paid to our other stockholders. Also, pursuant to their award agreements, options awarded to our named executive officers in connection with our initial public offering expire on the seventh anniversary of the initial public offering and vest in 25% annual increments commencing on July 12, 2008, the second anniversary of the grant date.

        In addition, pursuant to the award agreements with our named executive officers related to equity awards in connection with our initial public offering and equity awards for 2006 performance that were granted in January 2007, if an award recipient is terminated for cause (as defined below), both vested and unvested equity awards are subject to forfeiture. If an award recipient's employment is terminated other than for cause, except for a qualified retirement (as defined below), the award recipient's unvested equity awards are subject to forfeiture. In addition, a retired employee's unvested equity awards and equity awards that vested during retirement are subject to forfeiture if the employee violates any of the covenants in his or her award agreement.

        Pursuant to the award agreements with our named executive officers, restricted stock awarded on January 25, 2008 for 2007 performance vests with respect to 25% of the shares on May 15, 2009 and May 15, 2010, respectively and the remaining 50% on May 15, 2011 provided that the terms and conditions of the applicable award agreements are satisfied. In each case, award recipients retain the right to vote restricted shares they hold and to receive dividends, if any, paid at the same rate paid to our other stockholders. If an award recipient is terminated for cause (as defined below), both vested and unvested equity awards are subject to forfeiture. If an award recipient's employment is terminated other than for cause, except as a result of death, disability or a qualified retirement (as defined below), the award recipient's unvested equity awards are subject to forfeiture. In addition, a retired employee's unvested equity awards, and equity awards that vested during retirement, are subject to forfeiture if the employee violates any of the covenants in his or her award agreement.

  Provisions of 2008 Performance-Based Equity and Deferred Cash Awards

        Pursuant to the award agreements with our named executive officers related to restricted stock and deferred cash awarded in February 2009 for 2008 performance, if an award recipient is terminated for cause (as defined below), both vested and unvested equity and deferred cash awards are subject to forfeiture. If an award recipient's employment is terminated other than for cause, except as a result of death, disability or a qualified retirement (as defined below), the award recipient's unvested equity awards are subject to forfeiture. In addition, a retired employee's unvested equity and deferred cash awards, and equity and deferred cash awards that vested during retirement, are subject to forfeiture if the employee violates any of the covenants in his or her award agreement.

        For the purposes of the award agreements with the named executive officers relating to the restricted stock, options and deferred cash awards:

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

Outstanding Equity Awards at 2008 Fiscal Year End

        The following table contains certain information regarding equity awards held by the named executive officers as of December 31, 2008.

	Option Awards
					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)
			Option Exercise Price ($)	Option Expiration Date	Number of Shares that have Not Vested (#)	Market Value of Shares that have Not Vested ($)(1)
David M. Malcolm
IPO Restricted Stock(2)	—	—	—	—	102,294	650,590
IPO Options(3)	25,847	77,543	16.00	7/12/2013	—	—
January 2007 Restricted Stock Award(4)	—	—	—	—	21,398	136,091
January 2008 Restricted Stock Award(5)	—	—	—	—	23,326	148,353
Thomas K. Conner
IPO Restricted Stock(2)	—	—	—	—	12,803	81,427
IPO Options(3)	3,219	9,660	16.00	7/12/2013	—	—
January 2007 Restricted Stock Award(4)	—	—	—	—	1,661	10,564
January 2008 Restricted Stock Award(5)	—	—	—	—	5,763	36,653
Christopher A. White
IPO Restricted Stock(2)	—	—	—	—	19,217	122,220
IPO Options(3)	4,819	14,457	16.00	7/12/2013	—	—
January 2007 Restricted Stock Award(4)	—	—	—	—	3,514	22,349
January 2008 Restricted Stock Award(5)	—	—	—	—	12,350	78,546
J. Kevin McCarthy
January 2007 Restricted Stock Award(4)	—	—	—	—	1,661	10,564
January 2008 Restricted Stock Award(5)	—	—	—	—	10,703	68,071
Mark E. Egert
IPO Restricted Stock(2)	—	—	—	—	5,124	32,589
IPO Options(3)	1,285	3,858	16.00	7/12/2013	—	—
January 2007 Restricted Stock Award(4)	—	—	—	—	1,150	7,314
January 2008 Restricted Stock Award(5)	—	—	—	—	3,705	23,564
Kim S. Fennebresque
January 2007 Restricted Stock Award(4)	—	—	—	—	34,173	217,340
January 2008 Restricted Stock Award(5)	—	—	—	—	23,326	148,353

(1)
The values in the column are based on the $6.36 closing price of our common stock on the Nasdaq Global Market on December 31, 2008.

(2)
Restricted stock awarded on July 12, 2006 in connection with our initial public offering will vest with respect to 25% of the shares on each of July 12, 2009 and July 12, 2010, respectively and the remaining 50% on July 12, 2011 provided that the terms and conditions of the applicable award agreements are satisfied.

(3)
Options awarded in connection with our initial public offering will vest in 25% annual increments commencing on July 12, 2008, the second anniversary of the grant date, in each case so long as the award recipient complies with the terms and conditions of the applicable award agreements.

(4)
Restricted stock awarded on January 16, 2007 for 2006 performance will vest with respect to 25% of the shares on each of January 16, 2008 and January 16, 2009, respectively, and the remaining 50% on January 16, 2010, in each case so long as the award recipient complies with the terms and conditions of the applicable award agreements.

(5)
Restricted stock awarded on January 25, 2008 for 2007 performance will vest with respect to 25% of the shares on each of May 15, 2009 and May 15, 2010, respectively and the remaining 50% on May 15, 2011, in each case so long as the award recipient complies with the terms and conditions of the applicable award agreements.

2008 Option Exercises and Stock Vested

	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David M. Malcolm	10,699	98,966
Thomas K. Conner	830	7,678
Christopher A. White	1,756	16,243
J. Kevin McCarthy	830	7,678
Mark E. Egert	575	5,319
Kim S. Fennebresque	17,086	158,046

    (1)
    The values in the column are based on the $9.25 closing price of our common stock on the Nasdaq Global Market on January 16, 2008.

Potential Payments Upon Termination or Change-In-Control

        The award agreements with our named executive officers relating to the equity grants (both restricted stock and options) made in connection with our initial public offering and the award agreements with our named executive officers relating to equity awards for 2006 performance granted in January 2007 and equity awards for 2007 performance granted in January 2008 mandate the forfeiture of all unvested equity grants upon the termination of employment, other than as a result of death, disability or retirement. In addition, if a named executive officer is terminated for cause (as defined above in "Provisions of Equity Award Agreements with Named Executive Officers"), all equity awards that are currently vested and held by such executive officer will also be forfeited, or if no longer held by such executive officer, the executive officer must pay the Company an amount equal to the fair market value of such shares on the date of disposition by the executive officer. If the executive officer's employment is terminated as a result of death or disability, all unvested equity awards immediately vest. In the event that an executive officer retires, then all equity awards shall continue to vest according to their vesting schedule, provided, however, that any unvested equity awards and any equity awards that vested after the date of retirement will be immediately forfeited if, prior to the one year anniversary of the full vesting of an equity award, the executive violates any provision of the award agreement or directly or indirectly becomes involved with a competitor of the Company (other than through a less than 1% ownership of the stock of such competitor). The Compensation Committee, in its sole discretion, may waive, in whole or in part, the forfeiture provisions and any covenants in an award agreement. In addition, an executive officer must be employed by us on the payment date, with respect to cash, and on the grant date, with respect to equity awards, to receive their annual bonus.

        The 2006 Equity and Incentive Plan, under which all equity awards were granted to our named executive officers as of December 31, 2008, mandates that upon a change in control (as defined below), all unvested equity awards become fully vested and exercisable and all restrictions, forfeiture conditions or deferral periods immediately lapse.

        The following table sets forth the fair market value, as of December 31, 2008, of all equity awards to our named executive officers that would have vested in the event of a change-in-control on that date.

	Fair Value of Restricted Stock ($)(1)	Fair Value of Options ($)(2)	Aggregate Fair Value of Restricted Stock and Options ($)
David M. Malcolm	935,034	—	935,034
Thomas K. Conner	128,644	—	128,644
Christopher A. White	223,115	—	223,115
J. Kevin McCarthy	78,635	—	78,635
Mark E. Egert	63,466	—	63,466
Kim S. Fennebresque(3)	365,694	—	365,694

(1)
The values in the column are based on the $6.36 closing price of our common stock on the Nasdaq Global Market on December 31, 2008.

(2)
The values in this column are calculated based on the intrinsic value of options awards (which in this case is zero as the exercise price is $16.00) and the closing price of our common stock on the Nasdaq Global Market on December 31, 2008, which was $6.36.

(3)
As described below, Mr. Fennebresque forfeited 975,000 shares in connection with his voluntary resignation as Chief Executive Officer and President on March 4, 2008.

  Termination Provisions for Mr. Malcolm

        The Malcolm Employment Agreement provides for payments in connection with Mr. Malcolm's termination under certain circumstances. Pursuant to the Malcolm Employment Agreement, in the event that Mr. Malcolm's employment is terminated by the Company without cause or by him with good reason (as defined below), he shall be entitled to receive a lump sum cash payment of $3,000,000, as well as a lump sum cash payment equal to the aggregate value of the Post-Retirement Benefits.

        Following a change in control of the Company (as defined below), in the event Mr. Malcolm's employment is terminated for any reason other than his death or disability or by the Company for cause, he shall be entitled to receive a lump sum cash payment of $3,000,000, as well as a lump sum cash payment equal to the value of the Post Retirement Benefits. In the event that Mr. Malcolm's employment is terminated by the Company without cause or by him with good reason after a change in control of the Company, he shall be entitled to receive a lump sum cash payment of $5,000,000 as well as a lump sum cash payment equal to the aggregate value of the Post-Retirement Benefits. In addition, in the event that a termination by the Company without cause or by him for good reason occurs prior to December 31, 2009, the CHRP Interest shall immediately vest.

        For purposes of Mr. Malcolm's agreement:

  •
  "cause" generally means conviction of Mr. Malcolm for any crime (whether or not related to his duties at Cowen), with the exception of minor traffic offenses, fraud, dishonesty, gross negligence or substantial misconduct in the performance of his duties and responsibilities, Mr. Malcolm's violation of or failure to comply with the Company's internal policies or the rules and regulations of any regulatory or self-regulatory organization with jurisdiction over Cowen, and failure by Mr. Malcolm to perform the material duties of his position;

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

COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2008

        Other than Mr. Toffolon, directors who are not Cowen employees received compensation in 2008 of $75,000, consisting of $50,000 in cash and $25,000 in restricted stock units. Prior to Mr. Toffolon's election as Chairman of the Board of Directors, he received total compensation of $100,000 per annum, one-third of which was paid in restricted stock units, as our Lead Director. In August 2008, our Board of Directors approved a compensation increase for Mr. Toffolon, from $100,000 to $150,000, in connection with his election as Chairman of the Board of Directors. Mr. Toffolon's compensation increase was effective as of that date. In 2009, Mr. Toffolon's compensation will be paid two-thirds in cash and one-third in restricted stock units. No separate meeting fees are paid. The restricted stock units are vested and not subject to forfeiture; however, except in the event of death, the underlying shares of Cowen Group, Inc. common stock will not be delivered to the holder for at least one year from the date of grant. These equity awards are intended to further align the interests of our directors with those of our stockholders.

        The following table contains compensation information for our non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Jeffrey Kurzweil	50,000	25,008	(3)	—	75,008
Philip B. Pool, Jr.	50,000	25,008	(3)	—	75,008
L. Thomas Richards, M.D.	50,000	25,008	(3)	12,275	87,283
John E. Toffolon, Jr.	86,804	33,341	(4)	—	120,145
Charles W.B. Wardell, III	50,000	25,008	(3)	—	75,008

(1)
The stock awards column represents the grant date fair market value of stock awards in accordance with SFAS 123R as recognized in our 2008 financial statements. As of December 31, 2008, Mr. Wardell held 3,107 shares of fully vested but not yet delivered restricted stock units. As of December 31, 2008, Mr. Toffolon held 3,599 shares of fully vested but not yet delivered restricted stock units.

(2)
All Other Compensation for Dr. Richards include conference fees and travel costs associated with his attendance at two director continuing education seminars. No other non-employee director received other compensation in excess of $10,000.

(3)
Messrs. Kurzweil, Pool, Wardell and Dr. Richards were granted 3,202 restricted stock units effective June 3, 2008. The number of units was determined by dividing $25,000 by the grant date closing price of $7.81.

(4)
Mr. Toffolon was granted 4,269 restricted stock units effective June 3, 2008. The number of units was determined by dividing $33,333 by the grant date closing price of $7.81.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised entirely of independent, non-employee directors, none of whom has ever been an officer or employee of the Company and none of whom had any related person transaction involving the Company. During 2008, none of our executive officers (1) served as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as a member of our Compensation Committee or (2) served as a member of the compensation committee of any other entity that had one or more of its executive officers serving as a member of our Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Nominees and Executive Officers

        The following table shows how many shares of our common stock were beneficially owned as of April 15, 2009, by each of our directors and named executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, the stockholders listed in the table have sole voting and investment power with respect to the shares owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
David M. Malcolm	261,300		1.7%
Thomas K. Conner	21,888		*
Christopher A. White	60,178	(1)	*
J. Kevin McCarthy	26,328		*
Mark A. Egert	11,626		*
Kim S. Fennebresque	113,044		*
Jeffrey Kurzweil	7,309	(2)	*
Philip B. Pool, Jr.	9,309		*
L. Thomas Richards, M.D.	9,309		*
John E. Toffolon, Jr.	57,868	(3)	*
Charles W.B. Wardell, III	8,309		*
All current directors and executive officers as a group (11 persons)	473,424		3.1%

*
Corresponds to less than 1% of Cowen Group, Inc. common stock.

(1)
Includes 200 shares of common stock owned by Mr. White's children.

(2)
Includes 1,000 shares of common stock owned by Mr. Kurzweil's daughter.

(3)
Includes 10,000 shares of common stock held by family trusts.

Beneficial Owners of More than Five Percent of Our Common Stock

        Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 15, 2009, the persons known by us to be beneficial owners of more than 5% of our common stock were as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Bank of America Corporation	1,619,752	(1)	10.70%
100 North Tryon Street
Floor 25
Bank of America Corporate Center
Charlotte, NC 28255
SG Americas, Inc.	1,382,608	(2)	9.14%
1221 Avenue of the Americas
New York, NY 10020

(1)
This information is based on a Schedule 13G/A filed with the SEC on February 12, 2009 by Bank of America Corporation. The beneficial ownership indicated above represents the aggregate beneficial ownership of Bank of America Corporation and the following subsidiary entities of Bank of America Corporation: NB Holdings Corporation, BAC North America Holding Company, BANA Holding Corporation, Bank of America N.A., Columbia Management Group, LLC, Columbia Management Advisors, LLC, Banc of America Securities Holdings Corporation, Banc of America Securities LLC, Banc of America Investment Advisors, Inc. Columbia Management Advisors, LLC reported that it has sole voting power with respect to 1,544, 894 shares and sole dispositive power with respect to 1,619,156 shares. Banc of America Securities LLC reported that it has sole voting and sole dispositive power with respect to 500 shares. Shared dispositive and shared voting power has been reported for all other shares.

(2)
This information is based on a Schedule 13G filed with the SEC on January 13, 2009 by SG Americas, Inc. SG Americas, Inc. reported that it has sole voting and dispositive power with respect to all 1,382,608 shares reflected in the table.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 31, 2008, the number of shares of our common stock to be issued upon exercise of outstanding options granted under our 2007 and 2006 Equity and

Incentive Plans, the weighted-average exercise price of such options, and the number of shares remaining available for future issuance under the plans for all awards as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans (Excluding Shares in First Column)
Equity compensation plans approved by security holders	911,455	$15.08	2,085,477	(1)
Equity compensation plans not approved by security holders	None	N/A	None

(1)
This number is based on the 4,725,000 shares currently authorized for issuance under the 2006 Equity and Incentive Plan and 1,500,000 shares authorized for issuance under our 2007 Equity and Incentive Plan. In addition to the 911,455 shares to be issued upon the exercise of outstanding options to purchase our common stock, 3,228,068 shares of restricted stock, common stock and restricted stock units were issued under the plans and were outstanding as of December 31, 2008. All of the 2,085,477 shares available for future issuance under the plan as of December 31, 2008, may be granted in the form of restricted stock, restricted stock units, options or another equity-based award authorized under the plan. In February 2009, we awarded 974,757 shares of restricted stock to certain of our employees in connection with fiscal 2008 bonuses. As of April 15, 2009, we had 1,006,408 shares remaining under the equity plans, which exclude shares reserved for issuance based on certain performance criteria in existing agreements.

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

        Our Board has determined that none of Messrs. Kurzweil, Pool, Toffolon, Wardell or Dr. Richards has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an "independent director" as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules. In addition, the Board has determined that all of the members of each of the Board's three standing Committees—Audit, Compensation and Nominating and Corporate Governance—are independent as defined under the rules of the Nasdaq Stock Market and, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Related Transactions Involving Our Executive Officers

        In connection with our affiliated merchant banking and alternative investment businesses, the Company has in place contractual arrangements and investment interests pursuant to which the Company may receive either investment returns and/or performance fee income. In addition, as set forth below, certain named executive officers of the Company are investors in certain of the funds associated with these affiliated businesses.

  Cowen Healthcare Royalty Partners

        In connection with Mr. Malcolm's election as our President and Chief Executive Officer, he received the right to purchase 6.25% of the general partner of the first fund managed by Cowen Healthcare Royalty Partners, an affiliated alternative asset manager. Mr. Malcolm purchased this interest, or the CHRP Interest, in March 2008. The CHRP Interest is subject to certain vesting provisions as described in the Malcolm Employment Agreement.

        In addition, certain of our senior employees, including our named executive officers, were offered the opportunity to invest in Cowen Healthcare Royalty Partners, L.P. as limited partners. Messrs. Conner, White and McCarthy have invested in Cowen Healthcare Royalty Partners, L.P.

  Cowen Capital Partners LLC

        In 2006, Mr. Malcolm purchased a 12.9% interest in the general partner of a private equity fund that is managed by Cowen Capital Partners, LLC ("CCP"). CCP is a wholly-owned subsidiary of the Company engaged in merchant banking activities. In its role as manager of the fund, CCP is entitled to receive management fees. Mr. Malcolm's interest requires him to make investments in the fund and entitles him to distributions and performance fees from the fund, if any. The Company has no interest in the general partner of the fund.

Transactions with Société Générale

        Prior to our initial public offering, we were an indirect wholly-owned subsidiary of Société Générale, or SG. As an indirect wholly-owned subsidiary, we had various service agreements in place between us and SG and certain of SG's affiliates, which set forth many of the roles and responsibilities with regard to the services that were provided by SG and its affiliates to us and, in certain instances, by us to SG. In connection with our initial public offering and separation from SG in July 2006, many of the existing agreements terminated and we simultaneously entered into numerous new agreements with SG to facilitate our existence as a standalone public company. Our agreements with SG that were entered into at the time of our initial public offering have been filed as exhibits to our registration statement for the initial public offering and/or our periodic reports. Many of these agreements remained in effect, either in part or in their entirety, during 2008, resulting in related person transactions between us and SG, as defined in the SEC's rules. A subsidiary of SG continues to hold more than 5% of our outstanding common stock. A more detailed description of these transactions appears below.

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

        On July 12, 2006, the Company entered into an Escrow Agreement with SG and its affiliate and a third-party escrow agent and deposited with the escrow agent $79.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify us. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to an affiliate of SG. The escrow agent will, when and as directed by SG's affiliate, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any amounts remaining in the escrow account after final conclusion of the related litigation will be paid to an affiliate of SG. SG's affiliate is also entitled to any interest earned on such deposits held in escrow. In 2008, SG's affiliate earned $300,000 in interest from the escrow account and $8.1 million was distributed from the escrow account to unrelated third parties in connection with litigation settlement payments. The escrow account was funded with $79.3 million as of the date of separation.

  Real Estate

        In connection with our initial public offering and separation from SG, we entered into a sublease agreement with SG related to our headquarters at 1221 Avenue of the Americas, New York, New York. Pursuant to the sublease agreement which expires in 2013, we make monthly lease payments to SG comprised of rent and other occupancy-related expenses. During 2008, we made $6.8 million in aggregate payments to SG related to the sublease of our New York offices.

        We also entered into a Transition Services Agreement which provides that, among other things, we will repay SG for the cost of improvements to our sub-leased facilities over the period from January 2006 through September 2013. In addition, the Transition Services Agreement provided that SG would provide us with facilities management services through December 31, 2007, subject to renewal at that time. The Transition Services Agreement was renewed in February 2008. In 2008, we paid SG $2.4 million in aggregate fees related to facilities management and improvements to our sub-leased facilities.

        In addition, we have an irrevocable letter of credit in the amount of $5.0 million to support SG's guarantee of our obligations related to lease payments for our Boston offices.

  Pre-Separation Distribution and Initial Equity

        The Separation Agreement provided that, at the closing of our initial public offering, we were to have an initial stockholders' equity of $207.0 million after giving effect to the transactions contemplated in the Separation Agreement and the other agreements. The Separation Agreement required that following our initial public offering there would be a true-up calculation of our stockholders' equity immediately following our initial public offering and the corresponding amount that should have been distributed to SG on the date of our initial public offering. We accrued $2.1 million as a capital distribution related to this final review, and on July 1, 2008, we paid $2.1 million to SG.

  Presentations Center

        In 2004, we entered into a three-year service level agreement with an affiliate of SG regarding the outsourcing of certain presentation center functions to Bangalore, India. This agreement was renewed for an additional three-year period. Under the agreement, the affiliate of SG provides us with certain presentations center services including, among other things, pitchbook presentations, the creation of logos, graphics artwork and organizational charts. In 2008, we paid the SG affiliate $1.4 million in aggregate fees under this agreement. The service level agreement has been renewed for an additional three years.

  Merchant Banking

        In 2004, we entered into a service level agreement to provide management services to SG related to its U.S. merchant banking assets. In connection with our separation and initial public offering, this service level agreement terminated and we entered into a Transition Services Agreement with SG. Under this agreement, we earned fees from SG for managing certain U.S. merchant banking investments. In 2006, SG sold a portion of the merchant banking portfolio currently managed by us to an unaffiliated third-party. We continue to manage these assets for the purchasers and continue to receive a fee for doing so. In addition, we continue to manage certain U.S. merchant banking assets for SG. During 2008, SG paid us $300,000 in aggregate fees related to managing the U.S. merchant banking assets not sold in 2006.

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

        Unless exempted from the policy as described below, related person transactions must be reported to our General Counsel or Chief Compliance Officer who will then submit the related person transaction for review by our Audit Committee. The Audit Committee will review all relevant information available to it and will approve or ratify only those related person transactions that it determines are not inconsistent with the best interests of the Company. If our General Counsel or Chief Compliance Officer determines that advance approval of a related person transaction is not practicable under the circumstances, the Audit Committee will review, and, in its discretion, may ratify the related person transaction at its next meeting, or at the next meeting following the date that the related person transaction comes to the attention of our General Counsel or Chief Compliance Officer. However, the General Counsel or Chief Compliance Officer may present a related person transaction that arises between Audit Committee meetings to the Chair of the Audit Committee, who will review and may approve the related person transaction, subject to the Audit Committee's ratification at its next meeting.

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

        The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation and Benefits Committee in the manner specified in its charter.

        The transactions with our executive officers described above under "—Cowen Healthcare Royalty Partners" were reviewed and approved by our Audit Committee prior to their consummation in accordance with the policy described above. The transaction with Mr. Malcolm described above under "—Cowen Capital Partners LLC" and the transactions with SG described in this section were entered into before our initial public offering and our adoption of the policy. As ongoing transactions, they have been reviewed by our Audit Committee in accordance with the policy.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

        The following table presents the aggregate fees billed for services rendered by Ernst & Young, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees(1)	$1,123,564	$1,317,908
Audit-Related Fees(2)	23,300	123,689
Tax Fees	—	—
All Other Fees	—	6,248

Total	$1,146,864	$1,447,845

    (1)
    Audit fees consisted of fees billed for the audit of our financial statements for the years ended December 31, 2008 and 2007, statutory audits of certain of our subsidiaries, and quarterly reviews of our financial statements.

    (2)
    Audit-Related Fees consisted of fees for services that are reasonably related to the performance of the audit and the review of our financial statements and that are not reported under "Audit Fees."

Auditor Services Pre-Approval Policy

        The Audit Committee has adopted an Audit Committee Policy Regarding Outside Auditor Services which includes a pre-approval policy that applies to services performed for the Company by our independent registered public accounting firm. In accordance with this policy, we may not engage our independent registered public accounting firm to render any audit or non-audit service unless the service was approved in advance by the Audit Committee or the engagement is entered into pursuant to the pre-approval policies and procedures described below. However, no pre-approval is required with respect to services (other than audit, review or attest services) if (i) the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent registered public accounting firm during the fiscal year in which the services are provided, (ii) such services were not recognized at the time of engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and approved by either the Audit Committee or the Chairperson of the Audit Committee prior to completion of the audit. During fiscal 2008, no fees were approved by the Audit Committee pursuant to this exemption.

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Annual Report on Form 10-K/A:

  3.
  Exhibits

      Exhibits are incorporated herein by reference or are filed with this report as indicated below:

Exhibit No.	Description
31.3	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.4	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

 SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COWEN GROUP, INC.
By:	/s/ DAVID M. MALCOLM
Name:	David M. Malcolm
Title:	Chief Executive Officer and President

Dated: April 28, 2009

 Exhibit Index

Exhibit No.	Description
31.3	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.4	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

QuickLinks

Explanatory Note
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS OF THE COMPANY
EXECUTIVE OFFICERS OF THE COMPANY
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF BUSINESS CONDUCT AND ETHICS
AUDIT COMMITTEE
  Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
Compensation and Benefits Committee of the Board of Directors of Cowen Group, Inc. Charles W.B. Wardell, III, Chairperson Philip B. Pool, Jr. John E. Toffolon, Jr.
COMPENSATION PROGRAM FOR NON-EMPLOYEE DIRECTORS FOR 2008
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
Exhibit Index