Form 10-Q
period 2009-03-31
Cowen Group, Inc.
filed 2009-05-08
CIK 1355007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 6, 2009, there were 15,092,088 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward- looking statements. You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations.

        Unaudited Condensed Consolidated Financial Statements are presented for the three months ended March 31, 2009 and 2008. The Consolidated Financial Statements as of December 31, 2008 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$79,971	$108,595
Restricted cash pursuant to escrow agreement	6,203	13,034
Securities owned, at fair value	14,885	8,632
Receivable from brokers, dealers and clearing brokers	32,906	17,918
Corporate finance and syndicate receivables, net	4,612	3,391
Due from related parties	2,099	1,087
Exchange memberships, at cost (fair value of $234 and $221 at March 31, 2009 and December 31, 2008, respectively)	379	379
Investments	15,728	15,141
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $12,525 and $11,863 at March 31, 2009 and December 31, 2008, respectively)	9,892	10,472
Goodwill	2,551	2,551
Intangible assets, net	231	369
Other assets	24,448	25,929

Total assets	$193,905	$207,498

Liabilities and Equity
Liabilities
Bank overdrafts	$395	$242
Securities sold, not yet purchased, at fair value	26,315	4,141
Payable to brokers, dealers and clearing brokers	269	214
Employee compensation and benefits payable	6,598	34,453
Legal reserves and legal expenses payable (see Note 10, Commitments, Contingencies and Guarantees)	7,651	7,798
Accounts payable, accrued expenses and other liabilities	11,605	17,010

Total liabilities	52,833	63,858

Equity
Cowen Group, Inc. stockholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 15,171,432 and 14,201,448 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (including 3,762,646 and 2,963,960 restricted shares, respectively)	110	110
Additional paid-in capital	227,513	223,567
Accumulated deficit	(87,231)	(80,716)
Accumulated other comprehensive loss	(904)	(846)

Total Cowen Group, Inc. stockholders' equity	139,488	142,115

Noncontrolling interest	1,584	1,525

Total equity	141,072	143,640

Total liabilities and equity	$193,905	$207,498

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Investment banking	$5,227	$13,862
Brokerage	35,608	38,083
Interest and dividend income	177	1,223
Other	2,721	1,822

Total revenues	43,733	54,990

Expenses
Employee compensation and benefits	29,145	28,809
Floor brokerage and trade execution	2,861	2,440
Service fees	4,172	4,209
Communications	3,106	3,649
Occupancy and equipment	4,134	4,189
Marketing and business development	2,854	3,626
Depreciation and amortization	802	638
Other	3,401	5,165

Total expenses	50,475	52,725

(Loss) income before income taxes	(6,742)	2,265
(Benefit) provision for income taxes	(276)	1,611

Net (loss) income	(6,466)	654
Less: net income attributable to noncontrolling interests	49	—

Net (loss) income attributable to Cowen Group, Inc.	$(6,515)	$654

Weighted average common shares outstanding:
Basic	11,402	11,253
Diluted	11,402	11,895
Earnings (loss) per share:
Basic	$(0.57)	$0.06
Diluted	$(0.57)	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(6,466)	$654
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	3,945	(1,726)
Depreciation and amortization	802	638
Deferred income taxes	(752)	1,279
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	6,831	114
Securities owned, at fair value	(6,253)	1,119
Receivable from brokers, dealers and clearing brokers	(14,988)	16,143
Corporate finance and syndicate receivables, net	(1,221)	5,400
Due from related parties	(1,012)	(2,763)
Other assets	2,186	6,991
Increase (decrease) in operating liabilities:
Bank overdrafts	153	(401)
Securities sold, not yet purchased, at fair value	22,174	(12,895)
Payable to brokers, dealers and clearing brokers	55	417
Employee compensation and benefits payable	(27,855)	(60,293)
Legal reserves and legal expenses payable	(147)	386
Accounts payable, accrued expenses and other liabilities	(5,408)	1,415

Net cash used in operating activities	(27,956)	(43,522)

Cash flows from investing activities
Purchase of investments	(831)	—
Distributions from investments	245	—
Purchase of fixed assets	(82)	(393)

Net cash used in investing activities	(668)	(393)

Cash flows from financing activities
Share repurchases	—	(4,182)
Contributions from noncontrolling interest	—	121

Net cash used in financing activities	—	(4,061)

Net decrease in cash and cash equivalents	(28,624)	(47,976)
Cash and cash equivalents
Beginning of period	108,595	139,879

End of period	$79,971	$91,903

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$41	$42
Income taxes	$226	$34

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(6,466)	$654
Other comprehensive (loss) income:
Foreign currency translation adjustment (net of taxes)	(58)	48

Comprehensive (loss) income	(6,524)	702

Less: comprehensive income attributable to noncontrolling interests	49	—

Comprehensive (loss) income attributable to Cowen Group, Inc.	$(6,573)	$702

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

        Cowen Asset Management, LLC ("CAM US"), a Delaware single-member limited liability company, is a wholly-owned subsidiary of the Company. CAM US focuses on a growth-oriented investment style centered on small and mid-sized companies based in North America. See Note 19, "Subsequent Event" for further discussion.

        Cowen Asset Management Limited ("CAM UK"), a corporation formed under the laws of England and Wales, is a wholly-owned subsidiary of the Company. CAM UK provides traditional asset management services for investors outside the United States, focusing on a global equity strategy. See Note 19, "Subsequent Event" for further discussion.

        Cowen Funds p.l.c. ("Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority ("IFSRA"), and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages investment funds in the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated liability between sub-funds which are listed on the Irish Stock Exchange. The Company, through Cowen, has a controlling financial interest in Cowen Funds. See Note 19, "Subsequent Event" for further discussion.

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

        On August 22, 2008, the Company acquired (through its purchase of Latitude Holdings Limited) Latitude Advisors Limited ("Latitude"), a Hong Kong corporation which was re-named Cowen Latitude Advisors Limited ("CLAL"), and Latitude Investment Consulting (Beijing) Co., Ltd., a Chinese wholly-owned foreign enterprise, which was re-named Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB"). CLAL and CLICB are each indirect wholly-owned subsidiaries of the Company. CLAL serves as an investment banking firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in Hong Kong. CLICB, which is located in China, primarily provides consulting services to CLAL.

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

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 10, "Commitments, Contingencies and Guarantees" and Note 12, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.1 million to other for the three months ended March 31, 2008.

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

Noncontrolling Interest

        The Company adopted FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), as of January 1, 2009. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity), present income allocated to both noncontrolling interests and common stockholders, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The Company has revised its prior period presentation as required to conform to this new pronouncement.

        The Company reports the proportionate share of equity interests held by minority interest holders in Cowen Healthcare Royalty GP, LLC ("CHRGP"), the general partner of the CHRP Fund, as noncontrolling interest in the Condensed Consolidated Financial Statements.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At March 31, 2009 and December 31, 2008, cash and cash equivalents included $69.4 million and $98.4 million, respectively, of money market funds.

Valuation of Financial Instruments

        Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased and derivative financial instruments, including options and warrant positions, are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in brokerage revenue in the Condensed Consolidated Statements of Operations. Financial instruments carried at contract amounts include amounts receivable from and payable to brokers, dealers and clearing brokers, and corporate finance and syndicate receivables, net.

        The Company determines fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Corporate Finance and Syndicate Receivables, net

        Corporate finance and syndicate receivables, net, include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts was $0.6 million and $0.3 million as of March 31, 2009 and December 31, 2008, respectively.

Investments

        The Company's limited partnership investment in the CHRP Fund is accounted for under the equity method, with the Company's proportionate share of the income or loss of the CHRP Fund recorded in other revenue. See Note 7, "Investments" for further discussion.

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

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of a reporting unit with the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step is applied. The second step is to compare the carrying amount of the reporting unit's goodwill with the implied fair value of the reporting unit's goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes consideration of projected cash flows, relevant trading multiples of comparable exchange-listed corporations, and the trading price of the Company's common shares.

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

Intangible Assets, net

        Intangible assets with finite lives are amortized over their estimated average useful lives in accordance with SFAS 142. Finite lived intangible assets are tested for impairment whenever events or circumstances suggest that the carrying amount of an asset is not recoverable and the carrying amount exceeds the fair value of the intangible asset. The Company does not have any intangible assets deemed to have indefinite lives. See Note 8, "Goodwill and Intangible Assets" for further discussion.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Exchange Memberships

        Exchange memberships represent both an ownership interest and the right to conduct business on the exchange and are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Share-Based Compensation

        Share-based awards granted under the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 15, "Share-Based Compensation" for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 10, "Commitments, Contingencies, and Guarantees" and Note 12, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

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

  •
  Private placement fees

        The Company earns agency placement fees in non-underwritten transactions such as private placements, private investment in public equity transactions ("PIPEs") and registered direct transactions ("RDs"). The Company records private placement revenues when the services for the transactions are completed under the terms of each assignment or engagement and collection is reasonably assured. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded.

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

Revenue Recognition on Incentive Income

        The Company recognizes incentive income when certain financial returns are achieved over the life of funds managed by the Company, and has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. The Company may be required to repay a portion of the incentive income to the limited partners of the fund in the event minimum performance levels are not achieved by the fund as a whole (these potential repayments are referred to as "clawbacks"). The Company would be required to establish a reserve for potential clawbacks if it determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of March 31, 2009, the Company has not recorded any incentive income related to this arrangement.

Derivative Financial Instruments

        The Company uses listed options for proprietary trading activities and to economically hedge trading positions. The Company also holds warrant positions. Warrants provide the holder the right to purchase securities from the issuer, and have been received in connection with certain private placement transactions.

        The fair value of options is based on current market quotes. The fair value of warrants is based on a valuation model that considers contractual term, market price and volatility. Initially, the fair value of warrants received in connection with private placement transactions is included in investment banking revenues in the Condensed Consolidated Statement of Operations. Subsequent realized and unrealized gains and losses related to changes in the fair value of warrants are included in brokerage revenue in the Condensed Consolidated Statement of Operations. The fair value of listed options and warrants is included in securities owned and securities sold, not yet purchased in the Condensed Consolidated Statements of Financial Condition.

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

Foreign Currency

        The Company consolidates certain foreign subsidiaries that have designated a foreign currency as their functional currency. For entities that have designated a foreign currency as their functional currency, assets and liabilities are translated into U.S. dollars based on current rates, which are the rates prevailing at each statement of financial condition date, and revenues and expenses are translated at historical rates, which are the average rates for the relevant periods. The resulting translation gains and losses, and the tax effects of such gains and losses, are recorded in other comprehensive income (loss), a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations.

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

        The Company follows the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 requires recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        On July 12, 2006, the Company entered into an escrow agreement with SGASH and a third-party escrow agent (the "Escrow Agreement") and deposited with the escrow agent $72.3 million for the payment of liabilities arising out of the matters for which SG has agreed to indemnify the Company. Subsequent to making this deposit, certain matters covered by the Escrow Agreement have been settled and excess reserves related to these settled matters were returned to SGASH. The escrow agent will, when and as directed by SGASH, distribute funds from the escrow account to satisfy specified contingent liabilities for which SG has assumed responsibility should such liabilities become due. Any

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

3. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale (Continued)

amounts remaining in the escrow account after final conclusion of the related litigation will be paid to SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $6.2 million as of March 31, 2009 and $13.0 million as of December 31, 2008.

        The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost will be reflected as an increase in legal expenses and the indemnification recovery will be recorded as a reduction to the Company's legal expenses. Legal expenses are included within other expenses in the Condensed Consolidated Statements of Operations.

4. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$8,636	$26,068	$6,556	$3,530
Options	4,596	247	353	611
Mutual funds	1,283	—	1,430	—
Warrants	370	—	293	—

Total	$14,885	$26,315	$8,632	$4,141

        Securities sold, not yet purchased represent obligations of the Company to deliver a specified security at a contracted price and, thereby, create a liability to purchase that security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value as of the date of the financial statements. However, these transactions result in off-balance sheet risk, as the Company's ultimate cost to satisfy the delivery of securities sold, not yet purchased, may exceed the amount reflected in the Condensed Consolidated Statements of Financial Condition. Substantially all equity securities and options are pledged to the clearing broker under terms which permit the clearing broker to sell or re-pledge the securities to others subject to certain limitations.

5. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009		December 31, 2008
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$22,062	$—	$12,814	$69
Fees and commissions	10,844	269	5,104	145

Total	$32,906	$269	$17,918	$214

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment occurred during the three months ended March 31, 2009 or 2008. The fair value of the exchange memberships was approximately $0.2 million at March 31, 2009 and December 31, 2008.

7. Investments

        The Company invests in the CHRP Fund through direct limited partnership investments from CGI, as well as through its ownership interest in CHRGP, the general partner of the CHRP Fund. The direct investment in the Fund through CGI is accounted for under the equity method. The Company consolidates CHRGP and records the noncontrolling equity interest in CHRGP as noncontrolling interest in the Condensed Consolidated Statements of Financial Condition. The carrying value of the investment at March 31, 2009 and December 31, 2008 was $15.7 million and $15.1 million, respectively, which included $1.6 million and $1.5 million, respectively, of noncontrolling interest in CHRGP.

8. Goodwill and Intangible Assets

  Goodwill

        All of the Company's goodwill at March 31, 2009 and December 31, 2008 resulted from the 2008 acquisition of Latitude. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to SFAS 142. There were no additions to goodwill and no impairment losses during the three months ended March 31, 2009.

  Intangible assets

        Information for the Company's intangible assets that are subject to amortization is presented below as of March 31, 2009 and December 31, 2008. The intangible assets were acquired as part of the purchase of Latitude in 2008.

		March 31, 2009			December 31, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Customer contracts	0.5	$390	$(390)	$—	$390	$(260)	$130
Trademarks	10.0	170	(10)	160	170	(6)	164
Database	5.0	80	(9)	71	80	(5)	75

		$640	$(409)	$231	$640	$(271)	$369

        Amortization expense related to intangible assets was $0.1 million for the three months ended March 31, 2009. There was no amortization expense related to intangible assets recorded in the three months ended March 31, 2008. All of the Company's intangible assets have finite lives.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

8. Goodwill and Intangible Assets (Continued)

        The estimated future amortization expense for the Company's intangible assets as of March 31, 2009 is as follows:

(in thousands)
Remainder of 2009	$25
2010	33
2011	33
2012	33
2013	28
Thereafter	79

$231

9. Fair Value Measurements

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

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$8,272	$30	$334	$8,636
Options	4,596	—	—	4,596
Mutual funds	1,283	—	—	1,283
Warrants	—	370	—	370

	$14,151	$400	$334	$14,885

Liabilities:
Equity securities	$26,068	$—	$—	$26,068
Options	247	—	—	247

	$26,315	$—	$—	$26,315

        For the three months ended March 31, 2009, there were no changes in the value of assets classified within Level 3, and there were no assets transfers in or out of Level 3.

10. Commitments, Contingencies and Guarantees

  Litigation

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement with SG. See Note 3, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 12, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow Agreement and the Indemnification Agreement. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of March 31, 2009. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

        As of March 31, 2009, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2009	$7,569
2010	10,070
2011	10,006
2012	9,302
2013	7,473
Thereafter	4,004

$48,424

        Rent expense was $2.9 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. Rent expenses above include building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of March 31, 2009, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2009	$9,577
2010	5,639

$15,216

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

  Capital Commitment

        The Company has committed to invest $27.0 million in the aggregate to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through March 31, 2009, the Company has funded $14.3 million towards these commitments.

11. Variable Interest Entities

        The Company currently holds an interest in CHRGP, which has been deemed to be a VIE. CHRGP is an entity set up for the purpose of collecting incentive fees related to the CHRP Fund, if certain performance thresholds are exceeded. As of March 31, 2009, the Company owns 40.24% of CHRGP, and the remainder is owned by related party entities, the owners of which are Cowen employees. CHRGP is deemed to be a VIE because the related party ownership interests are subject to a vesting period, contingent on the continued employment of the owners with the Company. The Company has been deemed to be the primary beneficiary as the other owners' ownership interests are subject to a vesting condition. CHRGP is committed to provide 1% of the total investment in the CHRP Fund, and each owner is responsible for their pro-rata portion of the 1% commitment. As of March 31, 2009, CHRGP's investment in the CHRP Fund was $2.7 million, of which the Company's pro-rata share was $1.1 million.

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

        During 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Condensed Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserve has been established. The Company has taken steps to pursue its legal claim.

13. Related Party Transactions

        The Company has related party transactions with Cowen Investments Holdings, LLC, an unconsolidated investment fund holding company, and the CHRP Fund.

        Amounts receivable from related parties were $2.1 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively. There were no amounts payable to related parties as of March 31, 2009 and December 31, 2008. Revenues from related parties were $2.1 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, and are included in other revenues in the Condensed Consolidated Statements of Operations. The related party revenues and receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the CHRP Fund.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14. Deferred Compensation

        A portion of the bonus compensation for certain employees was provided in the form of deferred cash awards, which were granted on February 2, 2009. These deferred cash awards provide for future cash payment to the employee, subject to vesting provisions. The awards vest one-third on each vesting date of May 15, 2010, 2011 and 2012. An employee that voluntarily ceases employment, or is terminated with cause, will generally forfeit any unvested portion of the deferred cash awards granted to them. The amount of each deferred cash award is fixed at grant date, and may be settled in Company stock, at the Company's option, based on the share price on vest date.

        During the three months ended March 31, 2009, the Company granted a total of $7.1 million of deferred cash awards. The Company expenses these awards on a straight-line basis over the vesting period. For the three months ended March 31, 2009, the Company recorded compensation expense of $0.7 million related to deferred cash awards. At March 31, 2009 the balance of the accrued payable related to the deferred cash awards was $0.8 million, and is included within employee compensation and benefits payable on the accompanying Condensed Consolidated Statements of Financial Condition. The total unrecognized compensation expense related to deferred cash awards was $7.1 million at March 31, 2009.

        There were no grants of deferred cash awards, or expense related to deferred cash awards, for the three months ended March 31, 2008.

15. Share-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of March 31, 2009, there were approximately 1.1 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized expense of $3.9 million and a benefit of $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The income tax effect recognized for these awards was a benefit of $1.7 million and a provision of $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

  Stock Options

        The fair value of each option award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:

          Expected term— Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method according to the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"): industry, market capitalization, stage of life cycle and capital structure, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

          Expected volatility— Based on the lack of sufficient historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB 107.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

        There were no stock option grants during the three months ended March 31, 2009 and 2008. The following table summarizes the Company's stock option activity for the three months ended March 31, 2009:

	Shares Subject to Option	Weighted Average Exercise Price/Share(1)	Weighted Average Remaining Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Balance outstanding at December 31, 2008	911,455	$15.08
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(3,217)	16.00

Balance outstanding at March 31, 2009	908,238	$15.08	4.56	$—

Options exercisable at March 31, 2009	189,543	$16.00	4.28	$—

(1)
No options were exercised through March 31, 2009.

(2)
Based on the Company's closing stock price of $4.87 on March 31, 2009.

        As of March 31, 2009, there was $0.9 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.7 years. No stock options vested during the three months ended March 31, 2009 and 2008.

  Restricted Shares

        The following table summarizes the Company's restricted shares activity for the three months ended March 31, 2009:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	2,963,960	$13.56
Granted	974,757	5.82
Vested	(171,298)	19.28
Forfeited	(4,773)	20.67

Balance outstanding at March 31, 2009	3,762,646	$11.29

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

        As of March 31, 2009, there was $13.4 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.9 years.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

15. Share-Based Compensation (Continued)

The total fair value of shares vested during the three months ended March 31, 2009 and 2008, was $1.1 million and $1.8 million, respectively.

  Restricted Stock Units

        As of March 31, 2009, there were 23,783 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. As of March 31, 2009, there were 18,766 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. During the three months ended March 31, 2009, the Company did not award any restricted stock units to its employees or non-employee Board members.

16. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. The tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. CLAL files a stand-alone Hong Kong tax return while the tax results of Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB") are reported in its People's Republic of China tax filings. The Company's effective income tax rate for the three months ended March 31, 2009 and 2008 is 4.1% and 71.1% respectively.

        The 2009 effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense, both of which lower the Company's effective tax rate as the Company reported a net loss for the quarter. During the quarter, the Company changed the estimate of its ability to realize certain deferred tax assets that were recorded at year end. This resulted in the Company reducing the valuation allowance associated with such change and recording a net deferred tax benefit for the period.

        The current period effective tax rate also reflects a permanent difference associated with share-based compensation due to the difference in the Company's stock price when shares vested on January 16, 2009 compared to when the awards were initially granted. At December 31, 2008, the Company established a valuation allowance to account for the decrease in its stock price between grant and vesting dates and the resulting tax deduction. As such, the stock compensation permanent difference for the period is offset by the release of the federal and state and local valuation allowance resulting in no change to the effective tax rate.

        For the period ended March 31, 2008, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductible placement fees and meals and entertainment, as well as state and local taxes.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where the Company has significant business operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service and New York state and city for the period 2004 through 2006. The Company and its former parent SGAI recently settled an IRS audit for the period 2001 through 2003 with no changes to the tax returns as filed.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

17. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of March 31, 2009, there were 15,171,432 shares outstanding, of which 3,762,646 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 23,783 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of the end of the period and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding were not included in the computation of diluted earnings per common share for the three months ended March 31, 2009, as their inclusion would have been anti-dilutive. Stock options outstanding were not included in the computation of diluted earnings per common share for the three months ended March 31, 2008, as their inclusion would have been anti-dilutive. The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net (loss) income attributable to Cowen Group, Inc.	$(6,515)	$654

Shares for basic and diluted calculations:
Average shares used in basic computation	11,402	11,253
Stock options	—	—
Restricted shares	—	642

Average shares used in diluted computation	11,402	11,895

Earnings (loss) per share:
Basic	$(0.57)	$0.06
Diluted	$(0.57)	$0.05

18. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934. Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of March 31, 2009, Cowen had net

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

18. Regulatory Requirements (Continued)

capital of approximately $66.3 million, which was approximately $65.3 million in excess of its minimum net capital requirement of $1.0 million.

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

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At March 31, 2009, CIL's Financial Resources of $7.6 million exceeded the minimum requirement of $2.7 million by $4.9 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFSRA in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At March 31, 2009, CAM UK's Financial Resources of $1.0 million exceeded the FSA's minimum requirement of $0.5 million by $0.5 million and IFSRA's minimum requirement of $0.8 million net shareholder's funds was exceeded by $0.2 million.

        CLAL is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2009, CLAL's Financial Resources of $0.6 million exceeded the minimum requirement of $0.01 million by $0.6 million.

19. Subsequent Event

        On April 27, 2009, the Company completed its transition from 100% owner to minority owner of Cowen Asset Management, LLC, which was concurrently renamed Crosswind Investments, LLC. Formerly a wholly-owned subsidiary of Cowen Group, Inc., Crosswind is now an investment management firm majority owned by former employees of the Company. In addition, the Company intends to wind down its traditional asset management operations in the United Kingdom, which includes CAM UK and Cowen Funds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

        We are an international investment bank dedicated to providing superior research, brokerage, and investment banking services to companies and institutional investor clients primarily in the healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy sectors. We provide research and brokerage services to over 1,000 domestic and international clients seeking to trade equity and equity-linked securities, principally in our target sectors. We focus our investment banking efforts, principally equity and equity-linked capital raising and strategic advisory services, on small to mid-capitalization public companies as well as private companies. We also offer alternative asset management services to institutional investors and other accredited investors. Our alternative asset management business consists of Cowen Healthcare Royalty Partners, which invests principally in commercial-stage biopharmaceutical products and companies, and Cowen Capital Partners, LLC, which manages a portfolio of middle market private equity investments for third party investors. We operate through a single reportable segment.

        The securities business is a human capital business; accordingly, compensation and benefits comprise the largest component of our expenses, and our performance is dependent upon our ability to attract, develop and retain highly skilled employees who are motivated and committed to providing the highest quality of service and guidance to our clients.

External Factors Impacting Our Business

        Our financial performance is highly dependent on the environment in which our businesses operate. The macro business environment for many of our businesses has been, and continues to be, challenging. There can be no assurance that these conditions will improve in the near term.

        A favorable business environment is characterized by many factors, including a stable geopolitical climate, transparent financial markets, low inflation, low interest rates, low unemployment, strong business profitability and high business and investor confidence. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, interest rates, exchange rate volatility, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in the capital markets, or a combination of these or other factors. These factors influence levels of equity security issuance and merger and acquisition activity generally and in our target sectors, which affect our investment banking business. The same factors also affect trading volumes and valuations in secondary financial markets, which affect our brokerage business. Commission rates, market volatility, investment fund flows between equity and debt securities and other factors also affect our brokerage revenues and may cause these revenues to vary from period to period.

        The challenging market environment that began during the second half of 2007 continues to affect the financial services industry. Although the Company has no outstanding debt, credit derivative or structured product exposure, the historic decline in market conditions and investor sentiment are negatively impacting all financial services firms, including us, in the form of fewer and smaller investment banking, strategic advisory and capital-raising transactions.

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

Basis of Presentation

        The Condensed Consolidated Financial Statements for the three months ended March 31, 2009 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

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

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.1 million to other for the three months ended March 31, 2008.

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
  Underwriting fees

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
  Commissions

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

  Compensation Expense

        Our ongoing compensation expense includes salaries, employee benefits, amortization of equity compensation, amortization of deferred cash and forgivable loan awards, and cash bonuses. The annual base salary for each individual employee is based on their experience and position, however, at this time base salaries generally do not exceed $250,000. Amortization expense of equity awards relates to both the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO and the expense associated with awards under our ongoing equity and incentive plans. A significant portion of our equity awards is granted as a component of annual employee compensation. Employees who earn total compensation above a designated level may have a specified percentage of their compensation paid in the form of deferred compensation. Deferred compensation can be awarded as either restricted equity awards or deferred cash awards. When restricted equity awards and deferred cash awards are utilized the amount of such awards paid to an employee is calculated using a pre-determined formula such that higher levels of compensation dictate an increased percentage of total compensation to be paid in deferred equity and deferred cash. As is typical in our industry, variable bonuses represent a significant component of compensation expense.

        Historically, we have sought to maintain a ratio of compensation and benefits expense to revenue of between 58% and 60%, excluding the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. As noted in the past, we believe that it will be difficult to achieve our target compensation levels under challenging market conditions. In the first quarter of 2009 we elected to accrue compensation at 65% of revenues, excluding expense associated with the initial grant of equity in connection with our IPO. The success of our business is based largely on the quality of our employees, and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to attempt to do what we can to minimize employee turnover. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis, and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        The expense associated with the initial grant of equity to our senior employees in connection with our IPO was $0.8 million in the first quarter of 2009. The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be approximately $2.3 million, $1.2 million, and $0.3 million in the years 2009, 2010, and 2011, respectively. The Company recorded an adjustment of $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Kim Fennebresque, our former Chairman and Chief Executive Officer, upon his resignation. This adjustment was partially offset by the reversal of associated income tax benefits of $2.2 million.

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

        The 2009 projected effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense. The Company's effective tax rate depends on the results of its business. If the Company does not have sufficient income, it will not realize tax benefits, such as compensation and legal reserve deductions and foreign tax credits. Moreover, a high proportion of the Company's deferred tax assets are attributable to share-based compensation. To the extent that share-based awards vest at a share price less than the grant price, such a shortfall will result in an unfavorable permanent book-tax difference.

Results of Operations

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Overview

        Total revenues decreased $11.3 million, or 21%, to $43.7 million for the three months ended March 31, 2009 compared with $55.0 million in the first quarter of 2008. This decrease was primarily due to a decrease in investment banking revenue of $8.6 million, a decrease in brokerage revenue of $2.5 million, and a decrease of interest and dividend revenues of $1.0 million, partially offset by an increase in other revenue of $0.9 million.

        Total expenses decreased $2.2 million, or 4%, to $50.5 million for the three months ended March 31, 2009 compared with $52.7 million in the first quarter of 2008. The decrease was primarily due to the decrease in non-compensation expense, partially offset by an increase in compensation and benefits expense. The compensation to revenue ratio increased from 60% in the first quarter of 2008 to 65% in the first quarter of 2009, excluding the expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering. Employee compensation and benefits expense for the first quarter of 2008 included a net reversal of $4.2 million of expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to $0.8 million of expense in the first quarter of 2009. The net reversal in the first quarter of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Kim S. Fennebresque in connection with his resignation. Total non-compensation expenses decreased $2.6 million, or 11%, during the three months ended March 31, 2009 compared with the first quarter of 2008, primarily due to a decrease in communication, marketing and business development, and other expenses. We recorded a net loss of $6.5 million for the three months ended March 31, 2009 compared with net income of $0.7 million in the first quarter of 2008.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended March 31,		Period-to-Period
	2009	2008	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$5,227	$13,862	$(8,635)	(62.3)%
Brokerage	35,608	38,083	(2,475)	(6.5)
Interest and dividend income	177	1,223	(1,046)	(85.5)
Other	2,721	1,822	899	49.3

Total revenues	43,733	54,990	(11,257)	(20.5)

Expenses
Employee compensation and benefits	29,145	28,809	336	1.2
Floor brokerage and trade execution	2,861	2,440	421	17.3
Service fees, net	4,172	4,209	(37)	(0.9)
Communications	3,106	3,649	(543)	(14.9)
Occupancy and equipment	4,134	4,189	(55)	(1.3)
Marketing and business development	2,854	3,626	(772)	(21.3)
Depreciation and amortization	802	638	164	25.7
Other	3,401	5,165	(1,764)	(34.2)

Total expenses	50,475	52,725	(2,250)	(4.3)

(Loss) income before income taxes	(6,742)	2,265	(9,007)	NM
(Benefit) provision for income taxes	(276)	1,611	(1,887)	NM

Net (loss) income	(6,466)	654	(7,120)	NM
Less: Net income attributable to noncontrolling interests	49	—	49	NM

Net (loss) income attributable to Cowen Group, Inc.	$(6,515)	$654	$(7,169)	NM %

NM—indicates not meaningful.

Revenues

  Investment Banking

        Investment banking revenues decreased $8.6 million, or 62%, to $5.2 million for the three months ended March 31, 2009 compared with $13.8 million in the first quarter of 2008. Our underwriting revenues decreased $0.1 million, or 5%, to $1.4 million for the three months ended March 31, 2009 compared with $1.5 million during the same period in the prior year. The underwriting revenue results in both periods was the result of the continued depressed capital markets environment. Our private placement revenues decreased $0.5 million, or 43%, to $0.7 million for the three months ended March 31, 2009 compared with $1.2 million in the first quarter of 2008. The decrease was primarily attributable to the overall slowdown in private capital raising activity. Our strategic advisory fees decreased $8.0 million, or 72%, to $3.1 million for the three months ended March 31, 2009 compared with $11.1 million in the first quarter of 2008. The decrease in strategic advisory fees was primarily the result of a decrease in the number of transactions completed in the first quarter of 2009 as compared to the first quarter of 2008.

  Brokerage

        Brokerage revenue decreased $2.5 million, or 6%, to $35.6 million for the three months ended March 31, 2009 compared with $38.1 million in the first quarter of 2008. The decrease resulted primarily from decreased revenues related to our core customer facilitation related activities compared to the first quarter of 2008.

  Interest and Dividend Income

        Interest and dividend income decreased $1.0 million, or 85%, to $0.2 million for the three months ended March 31, 2009 compared with $1.2 million in the first quarter of 2008. The decrease was primarily attributable to a combination of lower average interest rates and lower average interest bearing assets in the first quarter of 2009 compared with the first quarter of 2008.

  Other

        Other revenues increased $0.9 million, or 49%, to $2.7 million for the three months ended March 31, 2009 compared with $1.8 million in the first quarter of 2008. This increase was attributable to an increase in fees for managing the assets and investments of certain private equity and alternative asset management funds.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense increased $0.3 million, or 1%, to $29.1 million for the three months ended March 31, 2009 compared with $28.8 million in the first quarter of 2008. Employee compensation and benefits expense for the first quarter of 2008 included a net reversal of $4.2 million of expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering, which compares to $0.8 million of expense in the first quarter of 2009. The reversal in the first quarter of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Kim S. Fennebresque in connection with his resignation. Excluding the expense associated with the initial grant of equity, employee compensation and benefits expense as a percentage of total revenues was 65% and 60% for three months ended March 31, 2009 and 2008, respectively.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees increased $0.4 million, or 17%, to $2.8 million for the three months ended March 31, 2009 compared with $2.4 million in the first quarter of 2008. This increase was primarily attributable to a combination of increased trading volumes and a pricing adjustment under our clearing agreement.

  Communications

        Communication expenses decreased $0.5 million, or 15%, to $3.1 million for the three months ended March 31, 2009 compared with $3.6 million in the first quarter of 2008. This decrease was primarily attributable to a reduction in costs associated with certain market data services.

  Marketing and Business Development

        Marketing and business development expense decreased $0.8 million, or 21%, to $2.8 million for the three months ended March 31, 2009 compared with $3.6 million in the first quarter of 2008. These results were primarily attributable to a combination of decreased conference related expenses as well as a reduction in travel related expenses.

  Other

        Other expenses decreased $1.8 million, or 34%, to $3.4 million for the three months ended March 31, 2009 compared with $5.2 million in the first quarter of 2008. This decrease was primarily attributable to a reduction in consulting costs associated with information technology projects and a decrease in legal related expenses. In addition, the first quarter of 2008 included a $0.3 million placement fee related to closings associated with the CHRP Fund.

Provision for Income Taxes

        For the three months ended March 31, 2009, the tax benefit of $0.3 million consisted of a current tax expense of $0.5 million and a net deferred tax benefit of $0.8 million. The 2009 effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense.

        For the three months ended March 31, 2008, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductible placement fees and meals and entertainment, as well as state and local taxes.

Liquidity and Capital Resources

        We continually monitor our liquidity position. We believe that our current level of equity capital, current cash and cash equivalents, and anticipated cash flows from operating activities will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of March 31, 2009, we had cash and cash equivalents of $80.0 million.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        During 2007, the Company concluded that a receivable recorded on its Condensed Consolidated Statement of Financial Condition in the amount of $1.9 million owed to it from SG is in dispute. The receivable had been previously established on the Condensed Consolidated Statement of Financial Condition of the Company prior to the time of the IPO as a "Receivable from brokers, dealers and clearing brokers" and reported as such, and has since been reclassified to "Other assets." The Company has been informed that SG disputes its obligation to pay the receivable. The Company believes, based on current facts and circumstances and in consultation with counsel, that it holds a valid legal claim to the receivable. Based upon the validity of its legal claim, the Company believes the receivable is realizable. Therefore, no reserve has been established. The Company has taken steps to pursue its legal claim.

        The Company has committed to invest $27.0 million in the aggregate to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through March 31, 2009, the Company has funded $14.3 million towards these commitments.

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

        At March 31, 2009, Cowen's net capital under the SEC's Uniform Net Capital Rule was $66.3 million, or $65.3 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the FSA. At March 31, 2009, CIL's Financial Resources of $7.6 million exceeded the minimum requirement of $2.7 million by $4.9 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFSRA in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At March 31, 2009, CAM UK's Financial Resources of $1.0 million exceeded the FSA's minimum requirement of $0.5 million by $0.5 million, and IFSRA's minimum requirement of $0.8 million net shareholder's funds was exceeded by $0.2 million.

        CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Financial Resources, as defined, must exceed the Total Financial Resources requirement of the SFC. At March 31, 2009, CLAL's Financial Resources of $0.6 million exceeded the minimum requirement of $0.01 million by $0.6 million.

Cash Flows

  Three Months Ended March 31, 2009.

        Cash decreased by $28.6 million for the three months ended March 31, 2009, primarily as a result of cash used in operating activities.

        Our operating activities used $27.9 million of cash due to a decrease in cash from changes in operating assets of $14.5 million, a decrease in cash from changes in operating liabilities of $11.0 million and a net loss of $6.5 million, partially offset by a net increase in cash from non-cash charges of $4.0 million.

        The changes in operating assets of $14.5 million was primarily due to an increase in receivable from brokers, dealers and clearing brokers of $15.0 million and an increase in securities owned of $6.3 million, partially offset by a decrease in restricted cash pursuant to escrow agreement of $6.8 million and a decrease in other assets of $2.2 million. The increase in receivable from brokers, dealers, and clearing brokers was primarily due to an increase in net inventory. The change in securities owned, at fair value, caused cash to decrease by that amount. The decrease in cash pursuant to escrow agreement was due to settlements related to indemnified legal matters. The decrease in other assets was primarily related to amortization expense on forgivable loans.

        The change in operating liabilities of $11.0 million was primarily due to a decrease in employee compensation and benefits payable of $27.9 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.5 million, partially offset by an increase in securities sold, not yet purchased of $22.2 million. The decrease in employee compensation and benefits payable was due to the payment of 2008 bonus accruals in the first quarter of 2009. The decrease in accounts payable, accrued expenses and other liabilities was primarily due to timing on payments of accruals. The three-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount.

        The non-cash charges represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $0.7 million of cash due to cash investment purchases of $0.8 million and purchases of fixed assets of $0.1 million, partially offset by distributions from investments of $0.2 million.

  Three Months Ended March 31, 2008.

        Cash decreased by $48.0 million for the three months ended March 31, 2008, primarily as a result of cash used in operating and financing activities.

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

Credit Facilities

        We have an irrevocable letter of credit for $5.0 million, expiring on December 1, 2009, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, expiring on July 26, 2009, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, expiring on November 14, 2009, supporting CHRP Management's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. Each of these letters of credit provide for automatic annual renewals, at the Company's option, on their expiration dates. As of March 31, 2009, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of March 31, 2009; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk" in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies and Estimates

        The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting periods. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors, such as those described in "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

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

        We determine fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data.

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

        A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of a reporting unit with the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the second step is applied. The second step is to compare the carrying amount of the reporting unit's goodwill with the implied fair value of the reporting unit's goodwill as determined in accordance with SFAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes consideration of projected cash flows, relevant trading multiples of comparable exchange-listed corporations, and the trading price of our common shares.

        Goodwill impairment tests are subject to significant judgment in determining the estimation of future cash flows, discount rates and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and any resulting impairment of goodwill.

  Legal and Regulatory Reserves

        We are involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of our businesses. To the extent that we are indemnified by SG under our Indemnification Agreement, indemnified legal expenses and liabilities will be paid out of escrow pursuant to our Escrow Agreement. See Note 3 of the Notes to the Condensed Consolidated Financial Statements, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 12 of the Notes to the Condensed Consolidated Financial Statements, "Separation from Société Générale and Other Related Matters" in Part I, Item 1, for further discussion of the Escrow and Indemnification Agreements. To the extent that we are not indemnified by SG, we estimate potential losses that may arise out of these matters and record a reserve and take a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5, Accounting for Contingencies. Such estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, our defenses and our experience in similar cases or proceedings as well as our assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. We may increase or decrease our legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations. Historically, legal costs have significantly impacted our financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended March 31, 2009, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of March 31, 2009.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the first quarter of 2009. These items should be read together with the Company's discussion in Note 10 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

  In re: Initial Public Offering Securities Litigation

        On April 2, 2009, counsel for plaintiffs filed a Motion for Preliminary Approval of Settlement with the United States District Court for the Southern District of New York ("SDNY"). The settlement has not yet been approved by the court. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, the Company will be indemnified by SG.

  Adelphia Communications Corp. Litigation

        The motion filed by Huff to amend the complaint in an effort to overcome the ruling by the United States Court of Appeals for the Second Circuit ("Second Circuit") is now fully briefed. Huff also filed an appeal of the SDNY's order dismissing the case and the defendants have moved to dismiss that appeal. In addition, Huff petitioned the Supreme Court of the United States ("Supreme Court") to review the ruling by the Second Circuit holding that Huff lacked constitutional standing to pursue the case. The Supreme Court denied Huff's request. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

        In the bankruptcy proceeding, the litigation trust has appealed the June 17, 2008 Opinion and Order issued by the SDNY, which appeal is currently pending before the Second Circuit. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

  Madden Litigation

        On March 4, 2009, the Company filed with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") a petition for panel rehearing and suggestion for rehearing en banc. On April 7, 2009, the Ninth Circuit asked the parties to submit supplemental briefing on certain issues and that briefing is now complete. To the extent that the Company incurs additional legal fees or pays any fine or monetary sanction, the Company will be indemnified by SG.

  WorldSpace Litigation

        On March 16, 2009, the SDNY continued a stay of the litigation in light of the ongoing WorldSpace bankruptcy proceedings.

  BigBand Litigation

        On April 6, 2009, plaintiffs filed with the United States District Court for the Northern District of California a motion for preliminary approval of settlement. The settlement has not yet been approved by the court.

  Regulatory Inquiries and Investigations

        On April 24, 2009, the SEC's Office of Compliance Inspections and Examinations ("OCIE") sent the Company a letter concluding its examination of the Company's compliance with certain order handling rules and requesting that the Company send a letter to OCIE addressing the steps it has taken, or will take, to address certain deficiencies detected by OCIE during the examination.

Item 1A.    Risk Factors

        The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. These risk factors describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There are no material changes from the risk factors previously disclosed in our 2008 Form 10-K filed on March 6, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        As announced in November 2007, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock. There were no purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended March 31, 2009. As of March 31, 2009, there were 115,929 shares that may yet be purchased under the announced plan.

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

Dated: May 7, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002