Form 10-Q
period 2009-06-30
Cowen Group, Inc.
filed 2009-08-06
CIK 1355007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of August 6, 2009, there were 15,124,024 shares of the registrant's common stock outstanding.

Special Note Regarding Forward-Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q (including in "Management's Discussion and Analysis of Financial Condition and Results of Operations") that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking terms such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "intend" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, which in some cases may be based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In particular, you should consider the risks contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in "Risk Factors" in Part II, Item 1A, herein.

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

        Unaudited Condensed Consolidated Financial Statements are presented for the three and six months ended June 30, 2009 and 2008. The Consolidated Financial Statements as of December 31, 2008 were audited.

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

Cowen Group, Inc.

Condensed Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$82,035	$108,595
Restricted cash pursuant to escrow agreement	5,222	13,034
Securities owned, at fair value	17,221	8,632
Receivable from brokers, dealers and clearing brokers	18,149	17,918
Corporate finance and syndicate receivables, net	9,821	3,391
Due from related parties	5,865	1,087
Exchange memberships, at cost (fair value of $282 and $221 at June 30, 2009 and December 31, 2008, respectively)	379	379
Investments	16,288	15,141
Furniture, fixtures, equipment and leasehold improvements (net of accumulated depreciation and amortization of $13,178 and $11,863 at June 30, 2009 and December 31, 2008, respectively)	9,327	10,472
Goodwill	2,551	2,551
Intangible assets, net	223	369
Other assets	19,026	25,929

Total assets	$186,107	$207,498

Liabilities and Equity
Liabilities
Bank overdrafts	$426	$242
Securities sold, not yet purchased, at fair value	17,719	4,141
Payable to brokers, dealers and clearing brokers	276	214
Employee compensation and benefits payable	9,005	34,453
Legal reserves and legal expenses payable (see Note 11, Commitments, Contingencies and Guarantees)	7,760	7,798
Accounts payable, accrued expenses and other liabilities	10,889	17,010

Total liabilities	46,075	63,858

Equity
Cowen Group, Inc. stockholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 15,124,152 and 14,201,448 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (including 3,243,684 and 2,963,960 restricted shares, respectively)	110	110
Additional paid-in capital	230,405	223,567
Accumulated deficit	(91,668)	(80,716)
Accumulated other comprehensive loss	(455)	(846)

Total Cowen Group, Inc. stockholders' equity	138,392	142,115

Noncontrolling interest	1,640	1,525

Total equity	140,032	143,640

Total liabilities and equity	$186,107	$207,498

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Investment banking	$11,848	$20,502	$17,075	$34,364
Brokerage	35,015	37,116	70,623	75,199
Interest and dividend income	114	919	291	2,142
Other	2,808	4,133	5,529	5,955

Total revenues	49,785	62,670	93,518	117,660

Expenses
Employee compensation and benefits	31,388	38,905	60,533	67,714
Floor brokerage and trade execution	3,369	3,073	6,230	5,513
Service fees	4,187	4,117	8,359	8,326
Communications	2,892	3,893	5,998	7,542
Occupancy and equipment	4,092	4,030	8,226	8,219
Marketing and business development	2,409	3,877	5,263	7,503
Depreciation and amortization	703	649	1,505	1,287
Other	5,261	6,493	8,662	11,658

Total expenses	54,301	65,037	104,776	117,762

Loss before income taxes	(4,516)	(2,367)	(11,258)	(102)
Benefit from income taxes	(134)	(1,656)	(410)	(45)

Net loss	(4,382)	(711)	(10,848)	(57)
Less: net income attributable to noncontrolling interests	55	—	104	—

Net loss attributable to Cowen Group, Inc.	$(4,437)	$(711)	$(10,952)	$(57)

Weighted average common shares outstanding:
Basic	11,658	11,238	11,531	11,246
Diluted	11,658	11,238	11,531	11,246
Earnings (loss) per share:
Basic	$(0.38)	$(0.06)	$(0.95)	$(0.01)
Diluted	$(0.38)	$(0.06)	$(0.95)	$(0.01)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(10,848)	$(57)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	6,867	2,662
Depreciation and amortization	1,505	1,287
Deferred income taxes	217	(12)
(Increase) decrease in operating assets:
Restricted cash pursuant to escrow agreement	7,812	179
Securities owned, at fair value	(8,589)	(4,259)
Receivable from brokers, dealers and clearing brokers	(232)	9,828
Corporate finance and syndicate receivables, net	(6,430)	5,156
Due from related parties	(4,778)	(6,066)
Other assets	7,083	7,681
Increase (decrease) in operating liabilities:
Bank overdrafts	184	(928)
Securities sold, not yet purchased, at fair value	13,578	8,409
Payable to brokers, dealers and clearing brokers	62	5,467
Employee compensation and benefits payable	(25,448)	(51,834)
Legal reserves and legal expenses payable	(38)	(1,738)
Accounts payable, accrued expenses and other liabilities	(6,116)	3,256

Net cash used in operating activities	(25,171)	(20,969)

Cash flows from investing activities
Purchases of investments	(1,452)	(6,158)
Distributions from investments	305	—
Purchases of fixed assets	(214)	(713)

Net cash used in investing activities	(1,361)	(6,871)

Cash flows from financing activities
Share repurchases	—	(4,351)
(Distributions to) contributions from noncontrolling interest	(28)	467

Net cash used in financing activities	(28)	(3,884)

Net decrease in cash and cash equivalents	(26,560)	(31,724)
Cash and cash equivalents
Beginning of period	108,595	139,879

End of period	$82,035	$108,155

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$126	$94
Income taxes	$234	$2,045

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Net loss	$(10,848)	$(57)
Other comprehensive income:
Foreign currency translation adjustment (net of taxes)	391	48

Comprehensive loss	(10,457)	(9)

Less: comprehensive income attributable to noncontrolling interests	104	—

Comprehensive loss attributable to Cowen Group, Inc.	$(10,561)	$(9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

        Cowen Group, Inc. (together with its subsidiaries, the "Company") was incorporated in Delaware on February 15, 2006 with the issuance of 100 shares of common stock with a par value of $0.01 per share. The Company completed an initial public offering ("IPO") of its common stock on July 12, 2006. Prior to July 12, 2006, the Company was a wholly-owned subsidiary of SG Americas Securities Holdings, Inc. ("SGASH"). SGASH was a wholly-owned subsidiary of SG Americas, Inc. ("SGAI"), which in turn was a wholly-owned subsidiary of Société Générale ("SG"). The Company is operated and managed on an integrated basis as a single operating segment and primarily provides investment banking, institutional brokerage and research products and services to its clients. Certain material subsidiaries of the Company and other entities in which the Company has a controlling financial interest are discussed below.

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

        Cowen Asset Management, LLC ("CAM US"), a Delaware single-member limited liability company, was a wholly-owned subsidiary of the Company through April 27, 2009, at which point the Company effected a recapitalization of CAM US and transitioned to a minority owner. CAM US focused on a growth-oriented investment style centered on small and mid-sized companies based in North America. See Note 20, "Wind-down of Certain Asset Management Businesses" for further discussion.

        Cowen Asset Management Limited ("CAM UK"), a corporation formed under the laws of England and Wales, is a wholly-owned subsidiary of the Company. CAM UK provides traditional asset management services for investors outside the United States, focusing on a global equity strategy. Cowen Funds p.l.c. (the "Cowen Funds"), an open-ended investment company ("OEIC") with variable capital, is incorporated with limited liability in Ireland, regulated by the Irish Financial Services Regulatory Authority ("IFSRA"), and established as an undertaking for collective investment in transferable securities ("UCITS"). A UCITS is a public limited company that manages investment funds in the European Union. As such, Cowen Funds is structured as an umbrella fund with segregated liability between sub-funds which are listed on the Irish Stock Exchange. The Company, through Cowen, has a controlling financial interest in Cowen Funds. In the second quarter of 2009, the Company commenced a wind down of its asset management business in the UK, which includes CAM UK and the Cowen Funds. See Note 20, "Wind-down of Certain Asset Management Businesses" for further discussion.

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

        On August 22, 2008, the Company acquired (through its purchase of Latitude Holdings Limited) Latitude Advisors Limited ("Latitude"), a Hong Kong corporation which was re-named Cowen Latitude Advisors Limited ("CLAL"), and Latitude Investment Consulting (Beijing) Co., Ltd., a Chinese wholly-owned foreign enterprise, which was re-named Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB"). CLAL and CLICB are each indirect wholly-owned subsidiaries of the Company. CLAL serves as an investment banking firm focused on the emerging growth sectors of healthcare, technology, media and telecommunications, consumer, aerospace & defense, and alternative energy, primarily in Hong Kong. CLICB primarily provides consulting services to CLAL.

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

Basis of Presentation

        Management believes that these Condensed Consolidated Financial Statements include normally recurring adjustments and accruals necessary for a fair presentation of the Condensed Consolidated Statements of Financial Condition, Operations and Cash Flows for the periods presented. We have evaluated subsequent events through August 6, 2009, which is the date that these financial statements were issued. These Condensed Consolidated Financial Statements and related notes are unaudited and exclude some of the disclosures required in annual financial statements.

        The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with certain litigation and other legal matters that are indemnified by SG through an indemnification agreement (the "Indemnification Agreement"). The legal reserves related to these indemnified matters are included in legal reserves and legal expenses payable in the Condensed Consolidated Statements of Financial Condition. The effect of this indemnification on the Company's consolidated results of operations is that when a future increase to a loss contingency reserve that is related to litigation covered by the Indemnification Agreement is recorded, the litigation cost will be reflected as an increase in litigation and related expense and the indemnification recovery will be recorded as a reduction to the Company's litigation and related expense. See Note 11, "Commitments, Contingencies and Guarantees" and Note 13, "Separation from Société Générale and Other Related Matters" for further discussion.

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

1. Organization and Basis of Presentation (Continued)

made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.1 million to other for the three and six months ended June 30, 2008.

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

        When the Company does not have a controlling financial interest in an entity but exerts significant influence over that entity's operating and financial policies, the Company accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This generally applies to cases in which the Company owns a voting or economic interest of between 20 and 50 percent. The equity method may also apply to noncontrolling ownership interests in general partnerships, or ownership interests in limited partnerships of more than 3 to 5 percent.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. At June 30, 2009 and December 31, 2008, cash and cash equivalents included $71.4 million and $98.4 million, respectively, of money market funds.

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

Corporate Finance and Syndicate Receivables, net

        Corporate finance and syndicate receivables, net, include receivables relating to the Company's investment banking and advisory engagements. The Company records an allowance for doubtful accounts on these receivables on a specific identification basis. The allowance for doubtful accounts was $0.4 million and $0.3 million as of June 30, 2009 and December 31, 2008, respectively.

Investments

        The Company's limited partnership investment in the CHRP Fund is accounted for under the equity method, with the Company's proportionate share of the income or loss of the CHRP Fund recorded in other revenue. See Note 8, "Investments" for further discussion.

Furniture, Fixtures, Equipment and Leasehold Improvements

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

Intangible Assets, net

        Intangible assets with finite lives are amortized over their estimated average useful lives in accordance with SFAS 142. Finite lived intangible assets are tested for impairment whenever events or circumstances suggest that the carrying amount of an asset is not recoverable and the carrying amount exceeds the fair value of the intangible asset. The Company does not have any intangible assets deemed to have indefinite lives. See Note 9, "Goodwill and Intangible Assets" for further discussion.

Exchange Memberships

        Exchange memberships represent both an ownership interest and the right to conduct business on the exchange and are carried at cost. The Company evaluates exchange memberships for other-than-temporary impairment annually or more frequently if events or circumstances indicate a possible impairment.

Share-Based Compensation

        Share-based awards granted under the Company's equity and incentive compensation plans are accounted for according to the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123R"). See Note 16, "Share-Based Compensation" for a description of these awards.

Legal Reserves

        The Company estimates potential losses that may arise out of legal and regulatory proceedings and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). These amounts are reported in other expenses, net of recoveries, in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Statements of Operations do not include litigation expenses incurred by the Company in connection with indemnified litigation matters. See Note 11, "Commitments, Contingencies, and Guarantees" and Note 13, "Separation from Société Générale and Other Related Matters" for additional information. As the successor of the named party in these litigation matters, the Company recognizes the related legal reserve in the Condensed Consolidated Statements of Financial Condition.

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

Revenue Recognition on Incentive Income

        The Company recognizes incentive income when certain financial returns are achieved over the life of funds managed by the Company, and has elected to account for incentive income that is subject to contingencies in accordance with Method 1 of Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula ("D-96"). Under Method 1 of D-96, incentive income is recognized at the end of the contract period when all of the contingencies have been resolved. The Company may be required to repay a portion of the incentive income to the limited partners of the fund in the event minimum performance levels are not achieved by the fund as a whole (these potential repayments are referred to as "clawbacks"). The Company would be required to establish a reserve for potential clawbacks if it determined that the likelihood of a clawback is probable and the amount of the clawback can be reasonably estimated. As of June 30, 2009, the Company has not recorded any incentive income related to this arrangement.

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

Subsequent Events

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements.

3. Accounting Developments

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends FIN 46R, and changes how a company determines when an entity should be consolidated if it is insufficiently capitalized or is not controlled through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for the first annual reporting period beginning on or after November 15, 2009, with earlier application prohibited. The Company is currently evaluating the impact that SFAS 167 will have on its consolidated financial statements.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

4. Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale (Continued)

SGASH. SGASH is also entitled to any interest earned on such deposits held in escrow. The balance in the escrow account was $5.2 million as of June 30, 2009 and $13.0 million as of December 31, 2008.

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

5. Securities Owned and Securities Sold, Not Yet Purchased

        Securities owned and securities sold, not yet purchased, both at fair value, consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Owned	Sold, Not Yet Purchased	Owned	Sold, Not Yet Purchased
	(in thousands)
Equity securities	$12,895	$17,574	$6,556	$3,530
Options	2,478	145	353	611
Mutual funds	1,489	—	1,430	—
Warrants	359	—	293	—

Total	$17,221	$17,719	$8,632	$4,141

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

6. Receivable from and Payable to Brokers, Dealers and Clearing Brokers

        Amounts receivable from and payable to brokers, dealers and clearing brokers at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009		December 31, 2008
	Receivable	Payable	Receivable	Payable
	(in thousands)
Clearing brokers	$9,277	$17	$12,814	$69
Fees and commissions	8,872	259	5,104	145

Total	$18,149	$276	$17,918	$214

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

7. Exchange Memberships

        Exchange memberships provide the Company with the right to do business on the exchanges of which it is a member. No impairment occurred during the three and six months ended June 30, 2009 or 2008. The fair value of the exchange memberships was approximately $0.3 million at June 30, 2009 and December 31, 2008.

8. Investments

        The Company invests in the CHRP Fund through a direct limited partnership investment by Cowen Group, Inc., as well as through its ownership interest in CHRGP, the general partner of the CHRP Fund. The direct investment in the CHRP Fund through Cowen Group, Inc. is accounted for under the equity method. The Company consolidates CHRGP and records the noncontrolling equity interest in CHRGP as noncontrolling interest in the Condensed Consolidated Statements of Financial Condition. The carrying value of the investment at June 30, 2009 and December 31, 2008 was $16.3 million and $15.1 million, respectively, which included $1.6 million and $1.5 million, respectively, of noncontrolling interest in CHRGP.

9. Goodwill and Intangible Assets

  Goodwill

        All of the Company's goodwill at June 30, 2009 and December 31, 2008 resulted from the 2008 acquisition of Latitude. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to SFAS 142. There were no additions to goodwill and no impairment losses recorded during the six months ended June 30, 2009.

  Intangible assets

        Information regarding the Company's intangible assets that are subject to amortization is presented below as of June 30, 2009 and December 31, 2008. The intangible assets were acquired as part of the purchase of Latitude in 2008.

		June 30, 2009			December 31, 2008
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Customer contracts	0.5	$390	$(390)	$—	$390	$(260)	$130
Trademarks	10.0	170	(14)	156	170	(6)	164
Database	5.0	80	(13)	67	80	(5)	75

		$640	$(417)	$223	$640	$(271)	$369

        Amortization expense related to intangible assets was $0.01 million and $0.1 million for the three and six months ended June 30, 2009, respectively. There was no amortization expense related to intangible assets recorded in the three and six months ended June 30, 2008. All of the Company's intangible assets have finite lives.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

9. Goodwill and Intangible Assets (Continued)

        The estimated future amortization expense for the Company's intangible assets as of June 30, 2009 is as follows:

(in thousands)
Remainder of 2009	$17
2010	33
2011	33
2012	33
2013	28
Thereafter	79

$223

10. Fair Value Measurements

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

        The following table summarizes the Company's financial assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity securities	$12,537	$24	$334	$12,895
Options	2,478	—	—	2,478
Mutual funds	1,489	—	—	1,489
Warrants	—	359	—	359

	$16,504	$383	$334	$17,221

Liabilities:
Equity securities	$17,574	$—	$—	$17,574
Options	145	—	—	145

	$17,719	$—	$—	$17,719

        For the three and six months ended June 30, 2009, there were no changes in the value of assets classified within Level 3, and there were no asset transfers in or out of Level 3.

11. Commitments, Contingencies and Guarantees

  Litigation

        The Company is involved in a number of legal and regulatory matters that arise from time to time in connection with the conduct of its businesses. The Company estimates potential losses that may arise out of these matters and records a reserve and takes a charge to income when losses with respect to such matters are deemed probable and can be reasonably estimated, in accordance with SFAS 5. To the extent that the Company is indemnified by SG, indemnified legal expenses and liabilities will be paid out of escrow pursuant to the Escrow Agreement with SG. See Note 4, "Restricted Cash Pursuant to Escrow Agreement and Related Indemnification Agreement with Société Générale" and Note 13, "Separation from Société Générale and Other Related Matters," for further discussion of the Escrow Agreement and the Indemnification Agreement. Although there can be no assurances as to the ultimate outcome, Cowen has established reserves for litigation and regulatory matters that it believes are adequate as of June 30, 2009. Estimates, by their nature, are based on judgment and currently available information and involve a variety of factors, including, but not limited to, the type and nature of the litigation, claim or proceeding, the progress of the matter, the advice of legal counsel, the Company's defenses and its experience in similar cases or proceedings as well as its assessment of matters, including settlements, involving other defendants in similar or related cases or proceedings. The Company may increase or decrease its legal reserves in the future, on a matter-by-matter basis, to account for developments in such matters.

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

        As of June 30, 2009, the Company had the following lease commitments related to these agreements:

Minimum Lease Payments
(in thousands)
Remainder of 2009	$5,053
2010	10,070
2011	10,006
2012	9,302
2013	7,473
Thereafter	4,004

$45,908

        Rent expense was $3.0 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and was $5.9 million and $5.7 million for the six months ended June 30, 2009 and 2008, respectively. Rent expenses above include building operating expenses which are charged to the Company.

  Guarantees

        The Company has outsourced certain information technology services under agreements which are in place until 2010. As of June 30, 2009, the Company's annual minimum guaranteed payments under these agreements are as follows:

Minimum Guaranteed Payments
(in thousands)
Remainder of 2009	$6,312
2010	5,597

$11,909

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

  Capital Commitment

        The Company has committed to invest $27.0 million in the aggregate to the CHRP Fund as a limited partner and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through June 30, 2009, the Company has funded $14.9 million towards these commitments.

12. Variable Interest Entities

        The Company currently holds an interest in CHRGP, which has been deemed to be a VIE. CHRGP is an entity formed for the purpose of collecting incentive fees related to the CHRP Fund, if certain performance thresholds are exceeded. As of June 30, 2009, the Company owns 40.24% of CHRGP, and the remainder is owned by related party entities, the owners of which are Cowen employees. CHRGP is deemed to be a VIE because the related party ownership interests are subject to a vesting period, contingent on the continued employment of the owners with the Company. The Company has been deemed to be the primary beneficiary as the other owners' ownership interests are subject to a vesting condition. CHRGP is committed to provide 1% of the total investment in the CHRP Fund, and each owner is responsible for their pro-rata portion of the 1% commitment. As of June 30, 2009, CHRGP's investment in the CHRP Fund was $2.7 million, of which the Company's pro-rata share was $1.1 million.

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

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

14. Related Party Transactions

        The Company has related party transactions with Cowen Investments Holdings, LLC, an unconsolidated investment fund holding company, the CHRP Fund, and Crosswind Investments, LLC ("Crosswind"). See Note 20 "Wind-down of Certain Asset Management Businesses" for more information on Crosswind.

        Amounts receivable from related parties were $5.9 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively. Amounts receivable from related parties at June 30, 2009 included a $5.0 million 10-day promissory note due from the CHRP Fund that was paid in full in July of 2009.

        There were no material amounts payable to related parties as of June 30, 2009 and December 31, 2008. Revenues from related parties were $2.2 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, and $4.3 million and $5.4 million for the six months ended June 30, 2009 and 2008, respectively, and are included in other revenues in the Condensed Consolidated Statements of Operations. The related party revenues and receivable balances primarily relate to management fees earned by the Company, and amounts receivable from the CHRP Fund.

15. Deferred Compensation

        A portion of the bonus compensation for certain employees was provided in the form of deferred cash awards granted on February 2, 2009. These deferred cash awards provide for future cash payment to the employee, subject to vesting provisions. The awards vest one-third on each of May 15, 2010, 2011 and 2012. An employee that voluntarily ceases employment, or is terminated with cause, will generally forfeit any unvested portion of the deferred cash awards granted to them. The amount of each deferred cash award is fixed at grant date, and may be settled in Company stock, at the Company's option, based on the share price on vest date.

        During the three and six months ended June 30, 2009, the Company granted a total of $0.7 million and $7.8 million of deferred cash awards, respectively. The Company expenses these awards on a straight-line basis over the vesting period. For the three and six months ended June 30, 2009, the Company recorded compensation expense of $0.9 million and $1.6 million, respectively, related to deferred cash awards. At June 30, 2009, the balance of the accrued payable related to the deferred cash awards was $1.5 million, and is included in employee compensation and benefits payable on the Condensed Consolidated Statements of Financial Condition. The total unrecognized compensation expense related to deferred cash awards was $6.6 million at June 30, 2009.

        There were no grants of deferred cash awards, or expense related to deferred cash awards, for the three and six months ended June 30, 2008.

16. Share-Based Compensation

        Upon becoming a public company, the Company established the 2006 Equity and Incentive Plan (the "2006 Plan"). The 2006 Plan permits the grant of options, restricted shares, restricted stock units and other equity based awards to its employees, consultants and directors for up to 4,725,000 shares of common stock. On June 7, 2007, the Company's shareholders approved the 2007 Equity and Incentive Plan (the "2007 Plan"), which permits the grant of options, restricted shares, restricted stock units and other equity and cash based awards to its employees, consultants and directors for up to an additional 1,500,000 shares of common stock. Stock options granted generally vest over two to five year periods

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

and expire seven years from the date of grant. Restricted shares issued generally vest over three to five year periods. Restricted stock units may be immediately vested or may generally vest over a three to five year period. As of June 30, 2009, there were approximately 1.2 million shares available for future issuance under the 2006 and 2007 Plans.

        The Company measures compensation cost for these awards according to the fair value method prescribed by SFAS 123R. In accordance with the expense recognition provisions of SFAS 123R, unearned compensation associated with share-based awards with graded vesting periods is amortized using the accelerated method over the vesting period of the option or award.

        In relation to these awards, the Company recognized expense of $2.9 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively, and expense of $6.9 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively. The income tax effect recognized for these awards was a benefit of $1.2 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and a benefit of $2.9 million and $1.1 million for the six months ended June 30, 2009 and 2008.

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

  Stock Options

        The fair value of each option award is estimated on the date of grant utilizing a Black-Scholes option valuation model that uses the following assumptions:

          Expected term.     Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the "simplified" calculation method according to the provisions of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"): industry, market capitalization, stage of life cycle and capital structure, as applicable to companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

          Expected volatility.     Based on the lack of sufficient historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SAB 107.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

          Risk free rate.    The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

          Dividend yield.     The Company has not paid and does not expect to pay dividends in the foreseeable future. Accordingly, the assumed dividend yield is zero.

        There were no stock option granted or exercised during the six months ended June 30, 2009 and 2008. The following table summarizes the Company's stock option activity for the six months ended June 30, 2009:

	Shares Subject to Option	Weighted Average Exercise Price/Share	Weighted Average Remaining Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Balance outstanding at December 31, 2008	911,455	$15.08
Options granted	—	—
Options exercised	—	—
Options forfeited	(11,592)	16.00
Options expired	(7,081)	16.00

Balance outstanding at June 30, 2009	892,782	$15.06	4.32	$86

Options exercisable at June 30, 2009	185,679	$16.00	4.03	$—

(1)
Based on the Company's closing stock price of $8.35 on June 30, 2009.

        As of June 30, 2009, there was $0.7 million of unrecognized compensation expense related to the Company's grant of stock options. Unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.6 years. No stock options vested during the six months ended June 30, 2009 and 2008.

  Restricted Shares

        The following table summarizes the Company's restricted share activity for the six months ended June 30, 2009:

	Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Balance outstanding at December 31, 2008	2,963,960	$13.56
Granted	1,006,195	5.90
Vested	(633,374)	12.54
Forfeited	(93,097)	11.66

Balance outstanding at June 30, 2009	3,243,684	$11.44

        The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

16. Share-Based Compensation (Continued)

        As of June 30, 2009, there was $11.0 million of unrecognized compensation expense related to the Company's grant of nonvested restricted shares. Unrecognized compensation expense related to nonvested restricted shares is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008, based on their grant date fair value, was $7.9 million and $4.0 million, respectively.

  Restricted Stock Units

        As of June 30, 2009, there were 14,177 restricted stock units outstanding for awards to non-employee members of the Company's Board of Directors, which were immediately vested and expensed upon grant. As of June 30, 2009, there were 16,245 restricted stock units outstanding for awards to employees, which generally vest over a three to five year period. During the six months ended June 30, 2009, the Company did not award any restricted stock units to its employees or non-employee Board members.

17. Income Taxes

        The taxable results of the Company's U.S. operations are included in the consolidated income tax returns of Cowen Group, Inc. as well as stand-alone state and local tax returns. The tax results of the Company's U.K. operations are reported by CIL and CAM UK separately in their respective U.K. tax filings. If applicable, CIL and CAM UK share tax losses to the extent permitted by local law. CLAL files a stand-alone Hong Kong tax return while the tax results of Cowen Latitude Investment Consulting (Beijing) Co., Ltd. ("CLICB") are reported in its People's Republic of China tax filings. The Company's effective income tax rate was 2.9% and 70.0% for the three months ended June 30, 2009 and 2008, respectively, and was 3.6% and 44.1% for the six months ended June 30, 2009 and 2008, respectively.

        The 2009 effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense, both of which lower the Company's effective tax rate as the Company reported a net loss for the periods. In estimating its 2009 effective tax rate, the Company changed the estimate of its ability to realize certain deferred tax assets that were recorded at year end. This resulted in the Company reducing the valuation allowance associated with such change and recording a net tax benefit for the periods.

        The current period 2009 effective tax rate also reflects a permanent difference associated with share-based compensation due to the difference in the Company's stock price when shares vested during the quarters ended March 31, 2009, and June 30, 2009, compared to when the awards were initially granted. At December 31, 2008, the Company established a valuation allowance against a significant portion of its deferred tax assets. As such, the permanent difference associated with share-based compensation for the period is offset by the release of the federal and state and local valuation allowance resulting in no change to the effective tax rate.

        For the period June 30, 2008, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductible placement fees, meals and entertainment, share-based compensation, and state and local taxes.

        The Company is subject to examination by the United States Internal Revenue Service, the United Kingdom Inland Revenue Service and state and local and foreign tax authorities in jurisdictions where

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

the Company has significant business operations, such as New York. The Company and its former parent SGAI are currently under examination by the Internal Revenue Service and New York state and city for the period 2004 through 2006.

18. Earnings Per Share

        The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. As of June 30, 2009, there were 15,124,152 shares outstanding, of which 3,243,684 are restricted. To the extent that outstanding restricted shares are unvested, they are excluded from the calculation of basic earnings per share. The Company has included 14,177 fully vested, unissued restricted stock units in its calculation of basic earnings per share.

        Diluted earnings per common share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered, and options are assumed to have been exercised, on the grant date. The assumed proceeds from the assumed vesting, delivery and exercising were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of the end of the period and (b) the amount of tax benefit that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial statement reporting purposes. Stock options and restricted shares outstanding were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2009 and 2008, as their inclusion would have been anti-dilutive. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net loss attributable to Cowen Group, Inc.	$(4,437)	$(711)	$(10,952)	$(57)

Shares for basic and diluted calculations:
Average shares used in basic computation	11,658	11,238	11,531	11,246
Stock options	—	—	—	—
Restricted shares	—	—	—	—

Average shares used in diluted computation	11,658	11,238	11,531	11,246

Earnings (loss) per share:
Basic	$(0.38)	$(0.06)	$(0.95)	$(0.01)
Diluted	$(0.38)	$(0.06)	$(0.95)	$(0.01)

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

19. Regulatory Requirements

        As a registered broker-dealer, Cowen is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the alternative method permitted by this Rule, Cowen's minimum net capital requirement, as defined, is $1.0 million. Cowen is not permitted to withdraw equity if certain minimum net capital requirements are not met. As of June 30, 2009, Cowen had net capital of approximately $61.2 million, which was approximately $60.2 million in excess of its minimum net capital requirement of $1.0 million.

        Pursuant to an exemption under Rule 15c3-3(k)(2)(ii) under the Exchange Act, Cowen is not required to calculate a reserve requirement and segregate funds for the benefit of customers since it clears its securities transactions on a fully disclosed basis and promptly transmits all customer funds and securities to the clearing broker-dealer which carries the accounts and maintains and preserves such books and records pertaining to them pursuant to Rules 17a-3 and 17a-4 under the Exchange Act.

        Proprietary accounts of introducing brokers ("PAIB") held at the clearing broker are considered allowable assets for net capital purposes, pursuant to agreements between Cowen and the clearing broker, which require, among other things, that the clearing broker performs computations for PAIB and segregates certain balances on behalf of Cowen, if applicable.

        CIL is subject to the capital requirements of the Financial Services Authority ("FSA") of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2009, CIL's Financial Resources of $8.3 million exceeded the minimum requirement of $3.1 million by $5.2 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFSRA in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At June 30, 2009, CAM UK's Financial Resources of $1.1 million exceeded the FSA's minimum requirement of $0.7 million by $0.4 million and IFSRA's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.2 million.

        CLAL is subject to the financial resources requirements of the Securities and Futures Commission ("SFC") of Hong Kong. Financial Resources, as defined, must exceed the total Financial Resources requirement of the SFC. At June 30, 2009, CLAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.02 million by $0.8 million.

20. Wind-down of Certain Asset Management Businesses

        On April 27, 2009, the Company completed its transition from 100% owner to minority owner of CAM US, which was concurrently renamed Crosswind Investments, LLC. Formerly a wholly-owned subsidiary of Cowen Group, Inc., Crosswind is now an investment management firm majority owned by former employees of the Company.

        As part of the recapitalization agreement and separation agreements entered into with the former employees, the Company settled preexisting employment contracts with such employees. The expense related to the settlement of those preexisting employment contracts is included in employee compensation and benefits expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009.

        During the three months ended June 30, 2009, the Company also began the process to wind down its traditional asset management operations in the United Kingdom, which includes CAM UK and

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

20. Wind-down of Certain Asset Management Businesses (Continued)

Cowen Funds. The Company expects to complete this wind-down during the third quarter of 2009. The wind down of CAM UK and Cowen Funds is not expected to have a material effect on the Company's financial position or results of operations.

21. Transaction Agreement

        On June 3, 2009, the Company, Ramius LLC ("Ramius") and certain entities formed to effect the transactions, entered into a Transaction Agreement and Agreement and Plan of Merger (the "Transaction Agreement"). Under the terms of the Transaction Agreement, the Company and Ramius have jointly formed and own LexingtonPark Parent Corp., a new holding company ("New Parent"). New Parent, in turn, has organized two wholly owned subsidiaries, Lexington Merger Corp. ("Merger Sub") and Park Exchange LLC ("Exchange Sub"). Subject to the terms and conditions of the Transaction Agreement, at the completion of the transactions, Merger Sub will merge with and into the Company, with the Company surviving the merger, and Ramius will transfer to Exchange Sub substantially all of Ramius's assets and Exchange Sub will assume substantially all of Ramius's liabilities. The Company will become a wholly owned subsidiary of New Parent, and Exchange Sub will remain a wholly owned subsidiary of New Parent. New Parent will then change its name to "Cowen Group, Inc." and its shares are expected to trade on NASDAQ under the ticker symbol "COWN" and Exchange Sub will change its name to "Ramius LLC."

        At the completion of the transactions, Exchange Sub will assume substantially all of the liabilities of Ramius and New Parent will issue 37,536,826 shares of New Parent Class A common stock to Ramius in exchange for Ramius transferring substantially all of its assets to Exchange Sub. At the same time, each share of Company common stock issued and outstanding immediately prior to the completion of the transactions will automatically be converted into the right to receive one share of New Parent Class A common stock.

        Pursuant to an Asset Exchange Agreement, dated as of June 3, 2009, as amended, HVB Alternative Advisors LLC, an affiliate of BA Alpine Holdings, Inc., a third party investor in Ramius, will receive 2,713,882 shares of Class A common stock of New Parent, and approximately $10.4 million in cash or in the form of a promissory note, in exchange for transferring to Merger Sub the 50% interest in Ramius's fund of funds business not already owned by Ramius. At the completion of the transactions, Ramius and HVB Alternative Advisors LLC will together hold shares representing approximately 71.24% of the Class A common stock of New Parent on a fully diluted basis and the Company's shareholders will collectively hold approximately 28.76% (including shares to be issued in conjunction with the transactions) of the Class A common stock of New Parent on a fully diluted basis. The exchange ratio was determined based on the relative book values of Ramius and the Company as of December 31, 2008 (with agreed upon adjustments).

        The transactions will be treated under the acquisition method for accounting purposes. In this case, the transaction will be accounted for as an acquisition by Ramius of the Company. As such, the Company's assets acquired and liabilities assumed will be recorded at their fair value. The fair value of New Parent securities to be issued to the Company's stockholders is the purchase consideration in the transactions. The purchase consideration for the Company under the acquisition method will be based on the stock price of the Company on the closing date of the transactions multiplied by the number of shares issued by New Parent to the Company's stockholders. Restricted shares, restricted share units and stock options of the Company's common stock at the effective time of the merger will be

Cowen Group, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

21. Transaction Agreement (Continued)

converted into restricted shares, restricted share units and stock options of New Parent stock on a one-for-one basis.

        The completion of the transactions is subject to a number of conditions, including approval of the Company's stockholders, regulatory approval and other customary closing conditions. Assuming these conditions are met, the transactions are expected to close in the fourth quarter of 2009. If the transactions are not completed the Company will be required to pay a termination fee of $3.5 million, and, in some cases, expenses of Ramius up to $750,000 if the transactions are terminated under qualifying circumstances, as described in the Transaction Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in forward-looking statements due to a number of factors, including those set forth in Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, dated as of April 28, 2009, and as updated in "Risk Factors" in Part II, Item 1A, herein.

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

        In recent months, U.S. and global markets, as well as general economic conditions, have continued to be challenging. The Company's target sectors have been particularly disrupted. Although the Company has no outstanding debt, credit derivative or structured product exposure, the historic decline in market conditions and investor sentiment continue to negatively impact the financial services industry and the securities markets generally, in the form of fewer and smaller investment banking, strategic advisory and equity capital-raising transactions.

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

Recent Developments

        On June 3, 2009, the Company, Ramius LLC ("Ramius") and certain entities formed to effect the transactions, entered into a Transaction Agreement and Agreement and Plan of Merger (the "Transaction Agreement"). Under the terms of the Transaction Agreement, the Company and Ramius have jointly formed and own LexingtonPark Parent Corp., a new holding company ("New Parent"). New Parent, in turn, has organized two wholly owned subsidiaries, Lexington Merger Corp. ("Merger Sub") and Park Exchange LLC ("Exchange Sub"). Subject to the terms and conditions of the Transaction Agreement, at the completion of the transactions, Merger Sub will merge with and into the Company, with the Company surviving the merger, and Ramius will transfer to Exchange Sub substantially all of Ramius's assets and Exchange Sub will assume substantially all of Ramius's liabilities. The Company will become a wholly owned subsidiary of New Parent, and Exchange Sub will remain a wholly owned subsidiary of New Parent. New Parent will then change its name to "Cowen Group, Inc." and its shares are expected to trade on NASDAQ under the ticker symbol "COWN" and Exchange Sub will change its name to "Ramius LLC."

        At the completion of the transactions, Exchange Sub will assume substantially all of the liabilities of Ramius and New Parent will issue 37,536,826 shares of New Parent Class A common stock to Ramius in exchange for Ramius transferring substantially all of its assets to Exchange Sub. At the same time, each share of Company common stock issued and outstanding immediately prior to the completion of the transactions will automatically be converted into the right to receive one share of New Parent Class A common stock.

        Pursuant to an Asset Exchange Agreement, dated as of June 3, 2009, as amended, HVB Alternative Advisors LLC, an affiliate of BA Alpine Holdings, Inc., a third party investor in Ramius, will receive 2,713,882 shares of Class A common stock of New Parent, and approximately $10.4 million in cash or in the form of a promissory note, in exchange for transferring to Merger Sub the 50% interest in Ramius's fund of funds business not already owned by Ramius. At the completion of the transactions, Ramius and HVB Alternative Advisors LLC will together hold shares representing approximately 71.24% of the Class A common stock of New Parent on a fully diluted basis and the Company's shareholders will collectively hold approximately 28.76% (including shares to be issued in conjunction with the transactions) of the Class A common stock of New Parent on a fully diluted basis. The exchange ratio was determined based on the relative book values of Ramius and the Company as of December 31, 2008 (with agreed upon adjustments).

        The completion of the transactions is subject to a number of conditions, including approval of the Company's stockholders, regulatory approval and other customary closing conditions. Assuming these conditions are met, the transactions are expected to close in the fourth quarter of 2009. If the transactions are not completed the Company will be required to pay a termination fee of $3.5 million, and, in some cases, expenses of Ramius up to $750,000 if the transactions are terminated under qualifying circumstances, as described in the Transaction Agreement. On July 10, 2009, a registration statement on Form S-4 of New Parent, including a proxy statement of Cowen Group, Inc., was filed in connection with the transactions. A copy of the Form S-4 is available at the Securities and Exchange Commission website at www.sec.gov.

Basis of Presentation

        The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 included elsewhere in this Form 10-Q have been prepared in conformity with U.S. GAAP. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

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

        The Condensed Consolidated Financial Statements include the accounts of the Company, its subsidiaries and entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to conform prior-period amounts to the current-period presentation, including the reclassification of interest expense of $0.1 million to other for the three and six months ended June 30, 2008.

Revenues

        We operate our business as a single segment. We derive the majority of our revenues from two primary sources, investment banking and brokerage.

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

        Historically, we have sought to maintain a ratio of compensation and benefits expense to revenue of between 58% and 60%, excluding the compensation expense associated with the initial grant of equity to our senior employees in connection with our IPO. As noted in the past, we believe that it will be difficult to achieve our target compensation levels under challenging market conditions. In the second quarter of 2009 we elected to accrue compensation at 62% of revenues, excluding expense associated with the initial grant of equity in connection with our IPO. The success of our business is based largely on the quality of our employees, and we must continually monitor the market for their services and seek to offer competitive compensation. We will continue to attempt to maintain compensation levels within our target range; however, we believe it is in our stockholders' best interest to minimize employee turnover. As a result, we have in the past and will continue to review our compensation to revenue ratio on a quarterly basis, and there can be no assurance that we will be able to achieve our target levels under difficult market conditions.

        The expense associated with the initial grant of equity to our senior employees in connection with our IPO was $0.5 million and $1.3 million for the three and six months ended June 30, 2009, respectively. The annual expense associated with the initial grant of equity to our senior employees in connection with our IPO is estimated to be approximately $2.2 million, $1.2 million, and $0.3 million in the years 2009, 2010, and 2011, respectively. The Company recorded an adjustment of $5.1 million in the first quarter of 2008 to reverse amounts previously expensed in 2006 and 2007 associated with the shares forfeited by Kim Fennebresque, our former Chairman and Chief Executive Officer, upon his resignation. This adjustment was partially offset by the reversal of associated income tax benefits of $2.2 million.

        The annual expense may be adjusted in the future based on actual forfeiture rates. We have accounted for our equity awards in accordance with SFAS 123(R), Share-Based Payment.

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

        The 2009 projected effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense. The Company's projected effective tax rate and tax expense (benefit) for each quarterly reporting period requires considerable approximations and substantial judgment including but not restricted to the results of its business, estimates of the portion of domestic versus foreign income, permanent book to tax differences, differences in stock grant and stock vesting prices and the ability to utilize deferred tax assets. Such judgments and approximations are subject to change as tax law and rules as well as the information used in determining such approximations and judgments evolve. Moreover, a high proportion of the Company's deferred tax assets are attributable to share-based compensation. To the extent that share-based awards vest at a share price less than the grant price, such a shortfall will result in an unfavorable permanent book-tax difference. Finally, the share price as well as numerous other factors will determine the limitation on net operating losses and net unrealized built in losses to the extent the Company undergoes an ownership change as defined by Internal Revenue Code Section 382.

Results of Operations

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Overview

        Total revenues decreased $12.9 million, or 21%, to $49.8 million for the three months ended June 30, 2009 compared with $62.7 million in the second quarter of 2008. This decrease was primarily due to reductions in investment banking revenue of $8.7 million, brokerage revenue of $2.1 million, interest and dividend revenues of $0.8 million, and other revenue of $1.3 million.

        Total expenses decreased $10.7 million, or 17%, to $54.3 million for the three months ended June 30, 2009 compared with $65.0 million in the second quarter of 2008. The decrease was primarily due to the reduction in both the compensation and benefits expense and non-compensation expense. The compensation to revenue ratio increased from 60% in the second quarter of 2008 to 62% in the second quarter of 2009, excluding the expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering. Total non-compensation expenses decreased $3.2 million, or 12%, during the three months ended June 30, 2009 compared with the second quarter of 2008, primarily due to a decrease in communication, marketing and business development, and other expenses. We recorded a net loss attributable to Cowen Group, Inc. of $4.4 million for the three months ended June 30, 2009 compared with a net loss attributable to Cowen Group, Inc. of $0.7 million in the second quarter of 2008.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Three Months Ended June 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$11,848	$20,502	$(8,654)	(42.2)%
Brokerage	35,015	37,116	(2,101)	(5.7)
Interest and dividend income	114	919	(805)	(87.6)
Other	2,808	4,133	(1,325)	(32.1)

Total revenues	49,785	62,670	(12,885)	(20.6)

Expenses
Employee compensation and benefits	31,388	38,905	(7,517)	(19.3)
Floor brokerage and trade execution	3,369	3,073	296	9.6
Service fees, net	4,187	4,117	70	1.7
Communications	2,892	3,893	(1,001)	(25.7)
Occupancy and equipment	4,092	4,030	62	1.5
Marketing and business development	2,409	3,877	(1,468)	(37.9)
Depreciation and amortization	703	649	54	8.3
Other	5,261	6,493	(1,232)	(19.0)

Total expenses	54,301	65,037	(10,736)	(16.5)

Loss before income taxes	(4,516)	(2,367)	(2,149)	NM
Benefit from income taxes	(134)	(1,656)	1,522	NM

Net loss	(4,382)	(711)	(3,671)	NM
Less: Net income attributable to noncontrolling interests	55	—	55	NM

Net loss attributable to Cowen Group, Inc.	$(4,437)	$(711)	$(3,726)	NM %

NM—indicates not meaningful.

Revenues

  Investment Banking

        Investment banking revenues decreased $8.7 million, or 42%, to $11.8 million for the three months ended June 30, 2009 compared with $20.5 million in the second quarter of 2008. Our underwriting revenues decreased $4.0 million, or 94%, to $0.3 million for the three months ended June 30, 2009 compared with $4.3 million during the same period in the prior year. The underwriting revenue results in both periods were primarily due to the continued depressed capital markets environment and the Company's focus on equity rather than debt underwriting activities. Our private placement revenues decreased $0.8 million, or 29%, to $2.0 million for the three months ended June 30, 2009 compared with $2.8 million in the second quarter of 2008. The decrease was primarily attributable to the overall slowdown in private capital raising activity. Our strategic advisory fees decreased $3.8 million, or 28%, to $9.6 million for the three months ended June 30, 2009 compared with $13.4 million in the second quarter of 2008. The decrease in strategic advisory fees was primarily the result of a decrease in the number of transactions completed in the second quarter of 2009 as compared to the second quarter of 2008.

  Brokerage

        Brokerage revenue decreased $2.1 million, or 6%, to $35.0 million for the three months ended June 30, 2009 compared with $37.1 million in the second quarter of 2008. The decrease resulted primarily from a reduction in per share commissions, a reduction in volumes in our traditional cash equities business, and a higher loss ratio as we provided greater liquidity to our clients, partially offset by increased revenue in our listed options business and our program trading business.

  Interest and Dividend Income

        Interest and dividend income decreased $0.8 million, or 88%, to $0.1 million for the three months ended June 30, 2009 as compared with $0.9 million in the second quarter of 2008. The decrease resulted primarily from lower average interest rates as compared to the second quarter of 2008.

  Other

        Other revenues decreased $1.3 million, or 32%, to $2.8 million for the three months ended June 30, 2009 compared with $4.1 million in the second quarter of 2008. This decrease was attributable to a reduction in fees for managing the assets and investments of certain private equity and alternative asset management funds. Management fees in the second quarter of 2008 included one time fees paid by investors admitted to the Cowen Healthcare Royalty Fund during the quarter, as such investors were required to pay their pro rata portion of fees retroactive from the date of the first closing of the fund. Absent the one time fees, CHRP management fees increased $0.7 million in the second quarter of 2009 compared to the second quarter of 2008.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $7.5 million, or 19%, to $31.4 million for the three months ended June 30, 2009 compared with $38.9 million in the second quarter of 2008. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the 2009 period. Excluding the expense associated with the initial grant of equity, employee compensation and benefits expense as a percentage of total revenues was 62% and 60% for the three months ended June 30, 2009 and 2008, respectively. Severance expense associated with the recapitalization of CAM US in the second quarter of 2009 was included in the compensation to revenue ratio.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees increased $0.3 million, or 10%, to $3.4 million for the three months ended June 30, 2009 compared with $3.1 million in the second quarter of 2008. This increase was primarily attributable to a combination of increased trading volumes and a pricing adjustment under our clearing agreement.

  Communications

        Communication expenses decreased $1.0 million, or 26%, to $2.9 million for the three months ended June 30, 2009 compared with $3.9 million in the second quarter of 2008. This decrease was primarily attributable to a reduction in costs associated with certain market data services.

  Marketing and Business Development

        Marketing and business development expense decreased $1.5 million, or 38%, to $2.4 million for the three months ended June 30, 2009 compared with $3.9 million in the second quarter of 2008. These results were primarily attributable to a combination of decreased conference related expenses as well as a reduction in travel related expenses.

  Other

        Other expenses decreased $1.2 million, or 19%, to $5.3 million for the three months ended June 30, 2009 compared with $6.5 million in the second quarter of 2008. This decrease is primarily attributable to $2.0 million of placement fees incurred in the second quarter 2008 related to a closing associated with the CHRP fund, partially offset by an increase in professional fees in the second quarter 2009 associated with the proposed merger with Ramius.

Provision for Income Taxes

        For the three months ended June 30, 2009, the tax benefit was $0.1 million. The 2009 effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense both of which lower the Company's effective tax rate as the Company reported a net loss for the period.

        For the three months ended June 30, 2008, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductible placement fees, meals and entertainment, share-based compensation, and state and local taxes.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Overview

        Total revenues decreased $24.1 million, or 21%, to $93.5 million for the six months ended June 30, 2009 compared with $117.6 million in the first half of 2008. This decrease was primarily due to a decrease in investment banking revenues of $17.3 million, a decrease in brokerage revenue of $4.6 million, a decrease in interest and dividends of $1.8 million, and a decrease in other revenues of $0.4 million.

        Total expenses decreased $13.0 million, or 11%, to $104.8 million for the six months ended June 30, 2009 compared with $117.8 million in the first half of 2008. The decrease was primarily due to the decrease in both the compensation and benefits expense and non-compensation expense. Compensation expense decreased as a result of the decrease in total revenues partially offset by an increase in the Company's compensation to revenue ratio from 60% to 63.4%, excluding the expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering. Employee compensation and benefits expense for the first half of 2009 included a $1.3 million expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to a reversal of $2.9 million of expense in the prior year period. The reversal in the first half of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Mr. Fennebresque in connection with his resignation. Total non-compensation expenses decreased $5.8 million, or 12%, during the six months ended June 30, 2009 compared with the first half of 2008, primarily due to decreases in communication, marketing and business development, and other expenses. These decreases were partially offset by an increase in floor brokerage and trade execution charges and depreciation and amortization expense. We recorded a net loss attributable to Cowen Group, Inc. of $11.0 million for the six months ended June 30, 2009 compared with a net loss attributable to Cowen Group, Inc. of $0.1 million in the first half of 2008.

        The following table provides a comparison of our revenues and expenses for the periods presented:

	Six Months Ended June 30,		Period-to-Period
	2009	2008	$ Change	% Change
	(in thousands)
Revenues
Investment banking	$17,075	$34,364	$(17,289)	(50.3)%
Brokerage	70,623	75,199	(4,576)	(6.1)
Interest and dividend income	291	2,142	(1,851)	(86.4)
Other	5,529	5,955	(426)	(7.2)

Total revenues	93,518	117,660	(24,142)	(20.5)

Expenses
Employee compensation and benefits	60,533	67,714	(7,181)	(10.6)
Floor brokerage and trade execution	6,230	5,513	717	13.0
Service fees, net	8,359	8,326	33	0.4
Communications	5,998	7,542	(1,544)	(20.5)
Occupancy and equipment	8,226	8,219	7	0.1
Marketing and business development	5,263	7,503	(2,240)	(29.9)
Depreciation and amortization	1,505	1,287	218	16.9
Other	8,662	11,658	(2,996)	(25.7)

Total expenses	104,776	117,762	(12,986)	(11.0)%

Loss before income taxes	(11,258)	(102)	(11,156)	NM
Benefit from income taxes	(410)	(45)	(365)	NM

Net loss	(10,848)	(57)	(10,791)	NM
Less: Net income attributable to noncontrolling interests	104	—	104	NM

Net loss attributable to Cowen Group, Inc.	$(10,952)	$(57)	$(10,895)	NM

Revenues

  Investment Banking

        Investment banking revenues decreased $17.3 million, or 50%, to $17.1 million for the six months ended June 30, 2009 compared with $34.4 million in the first half of 2008. Our underwriting revenues decreased $4.1 million, or 71%, to $1.7 million for the six months ended June 30, 2009 compared with $5.8 million during the same period in the prior year. The decrease in underwriting revenues was the result of a decrease in transaction volume which was due to the continued depressed capital markets environment. Our private placement revenues decreased $1.4 million, or 33%, to $2.7 million for the six months ended June 30, 2009 compared with $4.1 million in the first half of 2008. The decrease was primarily attributable to decreased transaction volume which is consistent with the overall slowdown in private capital raising activity. Our strategic advisory fees decreased $11.9 million, or 48%, to $12.6 million for the six months ended June 30, 2009 compared with $24.5 million during the same period in the prior year. The decrease in strategic advisory fees was primarily due to a decrease in the number of transactions completed during the first half of 2009 compared to the first half of 2008.

  Brokerage

        Brokerage revenue decreased $4.6 million, or 6%, to $70.6 million for the six months ended June 30, 2009 as compared with $75.2 million in the first half of 2008. The decrease resulted primarily from a reduction in per share commissions, a reduction in volumes in our traditional cash equities business, and a higher loss ratio as we provided greater liquidity to our clients, partially offset by increased revenue in our listed options business and our program trading business.

  Interest and Dividend Income

        Interest and dividend income decreased $1.8 million, or 86%, to $0.3 million for the six months ended June 30, 2009 compared with $2.1 million in the first half of 2008. The decrease resulted primarily from lower average interest rates as compared with the first half of 2008.

  Other

        Other revenues decreased $0.4 million, or 7%, to $5.5 million for the six months ended June 30, 2009 compared with $5.9 million in the first half of 2008. This decrease was attributable to a reduction in fees for managing the assets and investments of certain private equity and alternative asset management funds. Management fees in the first half of 2008 included one time fees paid by investors admitted to the Cowen Healthcare Royalty Fund during the quarter, as such investors were required to pay their pro rata portion of fees retroactive from the date of the first closing of the fund. Absent the one time fees, CHRP management fees increased $2.1 million in the first half of 2009 compared to the first half of 2008.

Expenses

  Employee Compensation and Benefits

        Employee compensation and benefits expense decreased $7.2 million, or 11%, to $60.5 million for the six months ended June 30, 2009 compared with $67.7 million in the first half of 2008. The decrease was primarily attributable to the application of the Company's compensation to revenue ratio to lower revenue in the first half of 2009, partially offset by the increase of the Company's compensation to revenue ratio, excluding the expense associated with the initial grant of equity, to 63.4% in the first half of 2009 compared to 60% in the first half of 2008. Employee compensation and benefits expense for the first half of 2009 included a $1.3 million expense associated with the initial grant of equity to the Company's employees in connection with its initial public offering which compares to a reversal of $2.9 million of expense in the prior year period. The reversal in the first half of 2008 primarily relates to amounts previously expensed in 2006 and 2007 associated with the IPO awards that were forfeited by Mr. Fennebresque in connection with his resignation. Severance expense associated with the recapitalization of CAM US in the first half of 2009 was included in the compensation to revenue ratio.

  Floor Brokerage and Trade Execution

        Floor brokerage and trade execution fees increased $0.7 million, or 13%, to $6.2 million for the six months ended June 30, 2009 compared with $5.5 million in the first half of 2008. This increase was primarily attributable to a combination of increased aggregate trading volumes (electronic, options and traditional cash equities) and a pricing adjustment under our clearing agreement.

  Communications

        Communications expenses decreased $1.5 million, or 20%, to $6.0 million for the six months ended June 30, 2009 compared with $7.5 million in the first half of 2008. This decrease was primarily attributable to a reduction in costs associated with certain market data services.

  Marketing and Business Development

        Marketing and business development expense decreased $2.2 million, or 30%, to $5.3 million for the six months ended June 30, 2009 compared with $7.5 million in the first half of 2008. These results are primarily attributable to a reduction in certain conference and travel related expenses.

  Depreciation and Amortization

        Depreciation and amortization expense increased $0.2 million, or 17%, to $1.5 million for the six months ended June 30, 2009 compared with $1.3 million in the first half of 2008. This increase was primarily attributable to the amortization of intangible assets related to the Latitude acquisition in 2008.

  Other

        Other expenses decreased $3.0 million, or 26%, to $8.7 million for the six months ended June 30, 2009 compared with $11.7 million in the first half of 2008. This decrease was primarily attributable to $2.2 million in placement fees incurred for the six months ended June 30, 2008 related to the closings associated with the CHRP Fund and a reduction in legal fees, partially offset by an increase in professional fees in the first half of 2009 associated with the proposed merger with Ramius.

  Provision for income taxes

        For the six months ended June 30, 2009, the tax benefit was $0.4 million. The 2009 effective tax rate differs from the statutory rate of 35% primarily due to a net increase in the valuation allowance and non-deductible meals and entertainment expense both of which lower the Company's effective tax rate as the Company reported a net loss for the period.

        For the six months ended June 30, 2008, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductible placement fees, meals and entertainment, share-based compensation, and state and local taxes.

Liquidity and Capital Resources

        We continually monitor our liquidity position. We believe that our current level of equity capital, current cash and cash equivalents, and anticipated cash flows from operating activities will be adequate to meet our liquidity and regulatory capital requirements for the next twelve months.

        Most of our assets consist of cash, cash equivalents and assets readily convertible into cash such as our securities held in inventory. Securities inventories are stated at fair value and are generally readily marketable. As of June 30, 2009, we had cash and cash equivalents of $82.0 million.

        The timing of cash bonus payments to our employees may significantly affect our cash position and liquidity from period to period. While our employees are generally paid salaries bi-weekly during the year, cash bonus payments, which can make up a significant portion of total compensation, are generally paid once a year in February.

        The Company has committed to invest $27.0 million in the aggregate to the CHRP Fund as a limited partner of the CHRP Fund and also as a member of Cowen Healthcare Royalty GP, LLC, the general partner of the CHRP Fund. This commitment is expected to be called over a two to three year period. The Company will make its pro-rata investment in the CHRP Fund along with the other limited partners. Through June 30, 2009, the Company has funded $14.9 million towards these commitments.

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

        At June 30, 2009, Cowen's net capital under the SEC's Uniform Net Capital Rule was $61.2 million, or $60.2 million in excess of the minimum required net capital.

        CIL is subject to the capital requirements of the FSA of the U.K. Financial Resources, as defined, must exceed the total Financial Resources requirement of the FSA. At June 30, 2009, CIL's Financial Resources of $8.3 million exceeded the minimum requirement of $3.1 million by $5.2 million.

        CAM UK is subject to the capital requirements of the FSA of the U.K. and the IFSRA in Ireland. As per U.K. FSA regulation, Financial Resources, as defined, must exceed the Total Capital requirement, as defined. At June 30, 2009, CAM UK's Financial Resources of $1.1 million exceeded the FSA's minimum requirement of $0.7 million by $0.4 million, and IFSRA's minimum requirement of $0.9 million net shareholder's funds was exceeded by $0.2 million.

        CLAL is subject to the financial resources requirements of the SFC of Hong Kong. Financial Resources, as defined, must exceed the total Financial Resources requirement of the SFC. At June 30, 2009, CLAL's Financial Resources of $0.8 million exceeded the minimum requirement of $0.02 million by $0.8 million.

Cash Flows

  Six Months Ended June 30, 2009.

        Cash decreased by $26.6 million for the six months ended June 30, 2009, primarily as a result of cash used in operating activities.

        Our operating activities used $25.2 million of cash due to a decrease in cash from changes in operating assets of $5.1 million, a decrease in cash from changes in operating liabilities of $17.8 million and a net loss of $10.9 million, partially offset by a net increase in cash from non-cash charges of $8.6 million.

        The changes in operating assets of $5.1 million was primarily due to an increase in corporate finance and syndicate receivables of $6.4 million, an increase in securities owned of $8.6 million and an increase in due from related parties of $4.8 million, partially offset by a decrease in restricted cash pursuant to escrow agreement of $7.8 million and a decrease in other assets of $7.1 million. The increase in corporate finance and syndicate receivables was primarily related to an increase in transactions near the end of the reporting period where the cash has not yet been collected. The change in securities owned, at fair value, caused cash to decrease by that amount. The increase in due from related parties was primarily due to a $5.0 million 10-day promissory note due from the CHRP Fund that was outstanding at June 30, 2009. The decrease in cash pursuant to escrow agreement was due to settlements related to indemnified legal matters. The decrease in other assets was primarily related to amortization expense on forgivable loans.

        The change in operating liabilities of $17.8 million was primarily due to a decrease in employee compensation and benefits payable of $25.4 million and a decrease in accounts payable, accrued expenses and other liabilities of $6.1 million, partially offset by an increase in securities sold, not yet purchased of $13.6 million. The decrease in employee compensation and benefits payable was due to the payment of 2008 bonus accruals in the first quarter of 2009. The decrease in accounts payable, accrued expenses and other liabilities was primarily due to timing on payments of accruals. The six-month change in securities sold, not yet purchased, at fair value, caused cash to increase by that amount.

        The non-cash charges represent share-based compensation, deferred income taxes, and depreciation and amortization charges.

        Our investing activities used $1.4 million of cash due to cash investment purchases of $1.5 million and purchases of fixed assets of $0.2 million, partially offset by distributions from investments of $0.3 million.

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

Credit Facilities

        We have an irrevocable letter of credit for $5.0 million, expiring on December 1, 2009, which supports obligations under Cowen's Boston office lease. The Company also has two additional irrevocable letters of credit, the first of which is for $100,000, expiring on July 26, 2010, supporting Cowen's workers' compensation insurance with Safety National Casualty Corporation, and the second of which is for $57,000, expiring on November 14, 2009, supporting CHRP Management's Stamford office lease. To the extent any letter of credit is drawn upon, interest will be assessed at the prime commercial lending rate. As of June 30, 2009, there were no amounts due related to these letters of credit.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of June 30, 2009; however, through indemnification provisions in our clearing agreement, customer activities may expose us to off-balance-sheet credit risk. Pursuant to the clearing agreement, we are required to reimburse our clearing broker, without limit, for any losses incurred due to a counterparty's failure to satisfy its contractual obligations. However, these transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk—Credit Risk" in our Annual Report on Form 10-K for the year ended December 31, 2008.

        We are a member of various securities exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is recorded in the accompanying Condensed Consolidated Statements of Financial Condition for these arrangements.

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

Accounting Developments

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends FIN 46R, and changes how a company determines when an entity should be consolidated if it is insufficiently capitalized or is not controlled through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for the first annual reporting period beginning on or after November 15, 2009, with earlier application prohibited. We are currently evaluating the impact that SFAS 167 will have on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended June 30, 2009, there were no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For a detailed discussion concerning our market risk, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

        Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive officer and principal financial officer, respectively), evaluated our disclosure controls and procedures as of June 30, 2009.

        Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information reflects developments with respect to the Company's legal proceedings that occurred in the second quarter of 2009. These items should be read together with the Company's discussion in Note 11 "Commitments, Contingencies and Guarantees—Litigation," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 and the Company's discussion set forth under Legal Proceedings in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

  In re: Initial Public Offering Securities Litigation

        On June 10, 2009, the United States District Court for the Southern District of New York ("SDNY") granted plaintiffs' Motion for Preliminary Approval of Settlement and, on June 11, 2009, issued a Preliminary Order in Connection with Settlement Proceedings. The SDNY will hold a "Settlement Fairness Hearing" on September 10, 2009, at which time the court will determine whether to finally approve the settlement. To the extent that the Company incurs legal fees, costs or expenses related to this settlement, the Company will be indemnified by SG.

  Adelphia Communications Corp. Litigation

        On May 21, 2009, Judge McKenna of the SDNY issued an opinion and order granting plaintiff W.R. Huff Asset Management ("Huff") leave to amend the complaint to add the actual purchasers of the securities, but in addition, granted defendants leave to serve discovery regarding the identity of those purchasers and the circumstances under which Huff was purportedly prosecuting claims on their behalf.

        In the bankruptcy proceeding, the SDNY issued an opinion on May 6, 2009 that resolved the pending motions to dismiss portions of the Amended Complaint filed by the litigation trust. In its decision, the SDNY dismissed the fraudulent concealment claim and the fraud claim as to certain alleged misstatements. The court denied the motions to dismiss the remaining claims. To the extent that we incur additional legal fees or pay any fine or monetary sanction, we will be indemnified by SG.

  BigBand Litigation

        On May 7, 2009, the Company, along with several other underwriters, was named as a defendant in an amended complaint filed in a separate derivative action that is pending against BigBand's officers and directors in the Superior Court of the State of California, County of San Mateo. The amended complaint alleges, among other things, that the underwriter defendants aided and abetted purported breaches of fiduciary duty by BigBand's officers and directors and that the underwriters breached fiduciary duties in connection with alleged insider selling and misappropriation of information. The amended complaint also contains related equitable claims for unjust enrichment, contribution and indemnification.

        In the federal securities action, the United States District Court for the Northern District of California filed an order dated May 28, 2009 preliminarily approving the settlement filed by plaintiffs.

  Global Cash Litigation

        On June 23, 2009, the United States District Court for the District of Nevada ("DNV") heard oral argument on defendants' motion to dismiss the consolidated amended complaint, and on June 29, 2009, the DNV issued an order denying that motion. The defendants filed an answer to the consolidated amended complaint on July 29, 2009.

  Regulatory Inquiries and Investigations

  NYSE Enforcement

        On May 29, 2009, the Division of Enforcement of the New York Stock Exchange ("NYSE") sent a letter to the Company stating that it was commencing an investigation into certain alleged violations of NYSE order handling rules identified during an examination of the Company by the SEC's Office of Compliance Inspections and Examinations. The Company is cooperating fully with the investigation.

  US Trustee Inquiry

        On June 9, 2009, the Office of the United States Trustee for the District of Delaware sent a letter to the Company requesting informal discovery relating to the Company's retention as financial advisor to a debtor corporation involved in a Chapter 11 bankruptcy proceeding pending before the United States Bankruptcy Court for the District of Delaware. The Company is cooperating fully with this inquiry.

Item 1A.    Risk Factors

        A discussion of the risk factors affecting the Company can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, dated as of April 28, 2009, and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, which are filed with the SEC and incorporated by reference into this document. Further risk factors related to the Company's entry into a transaction agreement with Ramius and additional agreements with Ramius in order to consummate a strategic business combination transaction (the "Transactions") should also be considered. These risk factors are discussed in the section titled "Risk Factors" contained in the proxy statement of the Company that forms a part of the registration statement on Form S-4 of LexingtonPark Parent Corp., as filed with the SEC on July 10, 2009, and are incorporated herein by reference.

Risks Relating to the Completion of the Transactions

The Transactions are subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the Transactions could have material and adverse effects on the Company.

        The completion of the Transactions is subject to a number of conditions, including approval of the Company's stockholders, which makes the completion and timing of the completion of the Transactions uncertain. If the Transactions are not completed on a timely basis, or at all, the Company's ongoing business may be adversely affected and, without realizing the benefits of having completed the Transactions, the Company will be subject to a number of risks, including the following:

  •
  the Company will be required to pay a termination fee of $3.5 million, and, in some cases, expenses of Ramius up to $750,000 if the Transactions are terminated under qualifying circumstances, as described in the transaction agreement;

  •
  the Company will be required to pay costs relating to the Transactions, such as legal, accounting, financial advisor and printing fees, whether or not the Transactions are completed;

  •
  time and resources committed by the Company's management to matters relating to the Transactions (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities;

  •
  the market price of the Company's common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed; and

  •
  if the transaction agreement is terminated and the Company's Board of Directors seeks another business combination, stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction agreement on terms equivalent to or more attractive than the terms that Ramius has agreed to in the Transactions.

Uncertainty regarding the completion of the Transactions may cause clients to delay or defer decisions concerning the Company and may adversely affect the Company's ability to attract and retain key employees.

        The Transactions will happen only if stated conditions are met, including, among others, the approval of the Transactions by the Company's stockholders, the receipt of all required regulatory approvals and the satisfaction of the conditions to completing the Transactions contained in the asset exchange agreement. Many of the conditions are beyond the control of the Company. In addition, both the Company and Ramius have rights to terminate the transaction agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the Transactions. This uncertainty may cause clients to delay or defer decisions concerning the Company, which could negatively impact revenues, earnings and cash flow of the Company, regardless of whether the transactions are ultimately completed. Similarly, uncertainty regarding the completion of the Transactions may foster uncertainty among employees about their future roles with the combined company. This may adversely affect the ability of the Company to attract and retain key management, sales, marketing and technical personnel.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        As announced in November 2007, the Company's Board of Directors authorized the repurchase, subject to market conditions, of up to 2.0 million shares of the Company's outstanding common stock. There were no purchases made by or on the behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of our common stock during the quarter ended June 30, 2009. As of June 30, 2009, there were 115,929 shares that may yet be purchased under the announced plan.

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

COWEN GROUP, INC.
By:	/s/ DAVID M. MALCOLM Name: David M. Malcolm Title: Chief Executive Officer and President (principal executive officer)
By:	/s/ THOMAS K. CONNER Name: Thomas K. Conner Title: Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Dated: August 6, 2009

Exhibit Index

Exhibit No.	Description
2.1	Transaction Agreement and Agreement and Plan of Merger, dated June 3, 2009, by and among Cowen Group, Inc., LexingtonPark Parent Corp., Lexington Merger Corp., Park Exchange LLC and Ramius LLC (incorporated by reference from Exhibit 2.1 on Form 8-K filed on June 5, 2009).
10.1
Asset Exchange Agreement, dated as of June 3, 2009, entered into by and among Ramius LLC, HVB Alternative Advisors, LLC, Bayerische Hypo- und Vereinsbank AG, Cowen Group, Inc., LexingtonPark Parent Corp. and Lexington Merger Corp. (incorporated by reference from Exhibit 10.1 on Form 8-K filed on June 5, 2009).
10.2	Employment Agreement of David M. Malcolm.*
10.3	Appendix A to Employment Agreement of David M. Malcolm.*
10.4	Employment Agreement of Christopher A. White.*
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Signifies management contract or compensatory plan or arrangement.